Form 10QSB
period 1995-09-30
BANK OF GONZALES HOLDING CO INC
filed 1995-10-18
CIK 718907

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934



         For Quarter Ended          Commission File Number
        September 30, 1995                 0-12979


             Bank of Gonzales Holding Company, Inc.
(Exact name of small business issuer as specified in its charter)


          Louisiana                          72-0967503
(State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)


         P. O. Box 1089, Gonzales, Louisiana  70707-1089
            (Address of principal executive offices)


Issuer's telephone number, including area code  504 / 621 - 7200


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                     Yes ( X )     No (   )


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             Number of
Class of Common Stock    Shares Outstanding           As of

Common, No Par Value           541,611          October 10, 1995





             BANK OF GONZALES HOLDING COMPANY, INC.


                              INDEX


PART I--FINANCIAL INFORMATION

     Consolidated Balance Sheets - September 30, 1995
       and December 31, 1994

     Consolidated Statements of Income - Nine and Three
       Months Ended September 30, 1995 and 1994

     Consolidated Statements of Cash Flows - Nine Months
       Ended September 30, 1995 and 1994

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations


PART II--OTHER INFORMATION

     Item 1  Legal Proceedings

     Item 6  Exhibits and Reports on Form 8-K



























BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

                                      (Unaudited)    December 31,
                                 September 30, 1995      1994
                                     (In thousands of dollars)
ASSETS
  Cash and due from banks             $  4,560         $  4,957
  Federal funds sold                       516              627
        Cash and cash equivalents        5,076            5,584

  Interest-bearing deposits in
    other banks                            300                -

  Investment securities available-
    for-sale (at fair value)            40,723           33,275
  Investment securities held-to-
    maturity (approximate fair
    values of $14,122 at Septem-
    ber 30, 1995 and $12,808 at
    December 31, 1994)                  14,312           13,728
        Investment securities           55,035           47,003

  Loans                                 59,968           60,425
    Unearned income                       (765)            (755)
    Allowance for possible loan
      losses                            (1,457)          (1,525)
        Net loans                       57,746           58,145

  Bank premises and equipment, net       2,288            2,360
  Other real estate                        333              572
  Accrued interest receivable              894              759
  Deferred tax asset                     1,139            2,811
  Other assets                             362              335

        Total assets                  $123,173         $117,569

LIABILITIES
  Deposits:
    Noninterest-bearing demand        $ 20,321         $ 20,438
    Interest-bearing demand, NOW's
      and MMDA's                        19,045           19,186
    Savings                             20,258           20,589
    Certificates and other time
      deposits $100,000 and more         7,082            5,716
    Other time deposits                 38,458           36,598
        Total deposits                 105,164          102,527

  Advance from Federal Home Loan Bank    3,299            3,410
  Federal funds purchased                1,100                -
  Accrued interest payable                 241              162
  Other liabilities                        595              428
        Total liabilities              110,399          106,527

SHAREHOLDERS' EQUITY
  Common stock, no par value -
    10,000,000 shares authorized,
    561,801 shares issued and out-
    standing at September 30, 1995
    and December 31, 1994               13,227           13,227
  Retained earnings (deficit)              (55)            (292)
  Treasury stock, at cost - 20,190
    shares at September 30, 1995 and
    December 31, 1994                     (485)            (485)
  Unrealized gain (loss) on investment
    securities available-for-sale,
    net of deferred income taxes            87           (1,408)
        Total shareholders' equity      12,774           11,042

        Total liabilities and share-
          holders' equity             $123,173         $117,569






































BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)

                          Nine Months Ended   Three Months Ended
                            September 30,        September 30,
                            1995      1994      1995      1994
                           (In thousands of dollars, except per
                                        share data)

Interest income:
  Loans, including fees   $  4,834  $  4,551  $  1,630  $  1,539
  Investment securities
    Taxable                  2,521     2,034       869       698
    Tax-exempt                  19        15         9         5
  Federal funds sold            62        20        25         8
  Other                         18         2         7         1

TOTAL INTEREST INCOME        7,454     6,622     2,540     2,251

Interest expense
  Deposits                   2,258     1,667       779       567
  Other borrowings             170       142        57        65

TOTAL INTEREST EXPENSE       2,428     1,809       836       632

NET INTEREST INCOME          5,026     4,813     1,704     1,619

Provision for possible
  loan losses                   60      (250)       20      (250)

NET INTEREST INCOME AFTER
  PROVISION FOR POSSIBLE
  LOAN LOSSES                4,966     5,063     1,684     1,869

Other income
  Service charges on
    deposit accounts           854       822       286       274
  Other service charges
    and fees                    37        61        13        17
  Investment securities
    (gains) losses             (90)       61         -       (15)
  Net income (cost) from
    operation of other
    real estate                 64       137        57        (4)
  Other                        102       108        40        34

TOTAL OTHER INCOME             967     1,189       396       306

Other expense
  Salaries and employee
    benefits                 1,490     1,511       498       537
  Net occupancy expense        221       276        73       103
  Equipment expense            254       310        84       103
  Other                      1,122     1,087       372       320

TOTAL OTHER EXPENSE          3,087     3,184     1,027     1,063

Income before income
  taxes                      2,846     3,068     1,053     1,112
Income tax expense             957     1,054       349       361

NET INCOME                $  1,889  $  2,014  $    704  $    751

Net income per common
  share--based on
  weighted average
  number of shares
  outstanding             $   3.49  $   3.73  $   1.30  $   1.39

Weighted average shares
  outstanding              541,611   540,242   541,611   541,611





































BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                  Nine Months Ended September 30,
                                         1995        1994
                                     (In thousands of dollars)

Cash flows from operating activities:
  Net income                           $  1,889    $  2,014
  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Deferred tax expense                  901       1,013
      Provision for possible loan
        losses                               60        (250)
      Provision for real estate losses      (40)       (100)
      Depreciation and amortization         179         222
      Net amortization (accretion) of
        investment securities               (14)        167
      (Gain) loss on sales of invest-
        ment securities                      90         (61)
      (Gain) on sales of other real
        estate                              (18)        (31)
      Loss on sales of fixed assets           -           3
      (Increase) in interest receivable    (135)        (99)
      (Increase) in other assets            (43)        (98)
      Increase (decrease) in interest
        payable                              79          (4)
      Increase in other liabilities         167         372

Net cash provided by operating
  activities                              3,115       3,148

Cash flows from investing activities:
  Purchase of interest-bearing
    deposits                               (300)          -
  Proceeds from sales of investment
    securities                           11,300      15,559
  Proceeds from maturities of invest-
    ment securities                       1,812       4,121
  Purchase of investment securities     (18,954)    (23,683)
  Proceeds from sales of other real
    estate                                  348         310
  (Increase) decrease in loans              288        (599)
  Purchase of premises and equipment        (91)        (93)

Net cash (used) by investing
  activities                             (5,597)     (4,385)

Cash flows from financing activities:
  Increase in deposits                    2,637       1,052
  Increase in federal funds purchased     1,100         525
  Sales of treasury stock                     -           7
  Dividends paid                         (1,652)     (1,651)
  Increase (decrease) in other bor-
    rowed funds                            (111)      3,446

Net cash provided by financing
  activities                              1,974       3,379

Net increase (decrease) in cash and
  cash equivalents                         (508)      2,142
Cash and cash equivalents, begin-
  ning of year                            5,584       2,834

Cash and cash equivalents, end of
  quarter                              $  5,076    $  4,976

Cash paid for income taxes             $     53    $     28

Cash paid for interest expense         $  2,439    $  1,814

Other real estate acquired in
  satisfaction of loans                $     51    $     88


































BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)


(1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The Decem-ber 31, 1994 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ended December 31, 1995.




































             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For a comprehensive review of financial condition and results of operations of Bank of Gonzales Holding Company, Inc. (the Com-pany), this discussion and analysis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Bank of Gonzales (the Bank).


FINANCIAL CONDITION

The Company's total assets increased during the first nine months of 1995 from $117,569,000 to $123,173,000, a $5,604,000 or 4.8%
increase. This increase consisted primarily of an increase in investment securities of $8,032,000, and a decrease in the deferred tax asset of $1,672,000. Funding for the growth in total assets came mainly from deposits, which were $102,527,000 at year-end 1994 and $105,164,000 at September 30, 1995, a
$2,637,000 or 2.6% increase, and from federal funds purchased at September 30, 1995 which totaled $1,100,000. In addition, an increase in the value of the available-for-sale investment securities, net of the deferred income tax effect, added to total assets during the first nine months of 1995 by $1,495,000.

Investment securities were $55,035,000 at September 30, 1995 and included $40,723,000 which were available-for-sale, as defined in FASB 115, and $14,312,000 which were held-to-maturity. At Decem-ber 31, 1994, securities available-for-sale and held-to-maturity totaled $33,275,000 and $13,728,000, respectively. Under FASB 115, available-for-sale securities are required to be adjusted and carried at their fair values, with a corresponding increase or decrease recorded as an unrealized gain or loss in sharehold-ers' equity, net of any income tax effects. At December 31, 1994, the total unrealized loss on available-for-sale securities was $2,134,000 before any income tax effects. After netting deferred income taxes of $726,000 against this unrealized loss, a $1,408,000 net unrealized loss was recorded in shareholders' equity. During the first nine months of 1995, as many securities in the available-for-sale portfolio grew closer to their maturity dates and as interest rates dropped slightly, the value of the available-for-sale securities increased by $2,266,000, and reflected an unrealized gain at September 30, 1995 of $132,000. After netting a deferred income tax payable of $45,000 against this figure, an $87,000 net unrealized gain was recorded in shareholders' equity.

Investment securities which are considered as held-to-maturity are carried at their amortized costs and were $14,312,000 and $13,728,000 at September 30, 1995 and December 31, 1994,
respectively. The fair values of held-to-maturity securities were $14,122,000 at September 30, 1995, a $190,000 unrealized loss, and $12,808,000 at December 31, 1994, a $920,000 unrealized loss. The values of these securities also increased considerably as a result of aging and the slight decline in interest rates.

The deferred tax asset was $2,811,000 at December 31, 1994 and $1,139,000 at September 30, 1995. This decrease of $1,672,000 consisted of a $901,000 deferred income tax expense for the nine months ended September 30, 1995, and a decrease in that portion of the deferred tax asset applicable to the aforementioned unrealized loss on available-for-sale securities. The deferred tax effect of this unrealized depreciation/appreciation resulted in a $726,000 asset at year-end 1994 and a $45,000 liability at September 30, 1995, a $771,000 decrease.

The increase in deposits of $2,637,000 consisted of an increase in time deposits of $3,226,000, a 7.6% increase, and a decrease in demand, savings, NOW's and MMDA's of $589,000, or 1.0%.

The Company's primary use of funds is for loan demand. Loans outstanding at September 30, 1995 and December 31, 1994, net of unearned income, were $59,203,000 and $59,670,000, respectively, a decrease of $467,000 or 0.8%. Management expects loans to increase due to the continued strong economic environment, the Bank's aggressive marketing strategies, and the recent decline in interest rates.

Nonaccrual loans, which are loans on which interest recognition has been suspended until received because of doubts as to the borrowers' ability to repay principal or interest, were $189,000 at September 30, 1995 and $123,000 at December 31, 1994. Loans which were past due 90 days or more and still accruing interest were $68,000 and $23,000 at September 30, 1995 and December 31, 1994, respectively. Problem loans are loans for which payments are presently current, but the borrowers are experiencing finan-cial difficulties. Loans classified as problem loans totaled $2.0 million and $1.9 million at September 30, 1995 and Decem-ber 31, 1994, respectively. No related parties had any non-accrual, past due, or problem loans at September 30, 1995 and December 31, 1994.

The allowance for possible loan losses was $1,457,000 at Septem-ber 30, 1995 and $1,525,000 at December 31, 1994. This $68,000
decrease is the result of a $60,000 addition to the allowance for the first nine months of 1995 and net loan charge-offs of $128,000. Management believes that the allowance for possible loan losses as of September 30, 1995 is adequate.

Shareholders' equity increased by $1,732,000 during the first nine months of 1995 from $11,042,000 at year-end 1994 to $12,774,000 at September 30, 1995. This increase was the result of a decrease in the net unrealized loss on investment securities available-for-sale, as discussed above, of $1,495,000, plus a decrease of $237,000 in the retained earnings deficit. The retained earnings deficit at year-end 1994 of $292,000 decreased to $55,000 at September 30, 1995 through net income of $1,889,000 and dividends declared of $1,652,000.


RESULTS OF OPERATIONS

Net income for the first nine months of 1995 was $1,889,000 or $3.49 per average share outstanding. Net income for the first nine months of 1994 was $2,014,000 or $3.73 per average share outstanding. This $125,000 decrease in 1995 as compared to 1994 is due to changes in several areas as follows:

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits and other borrowings. The Company's net interest income for the first nine months of 1995 increased by $213,000 as com-pared to the same period in 1994. With careful monitoring of interest-earning assets and interest-bearing liabilities through its asset/liability management program, management is able to adjust for any changes in interest rates in order to maximize profits during periods of favorable (i.e. anticipated) movements in rates, and minimize adverse effects during periods of unfavorable (i.e. unanticipated) movements in rates.

The provision for possible loan losses replenishes the allowance for possible loan losses to a level that is considered adequate by management to absorb potential losses. The adequacy of the allowance is determined through an evaluation of the loan port-folio, loan loss experience, and economic conditions. The pro-vision for the nine months ended September 30, 1995 was $60,000. In 1994, management determined that the allowance was overstated and, as a result, reduced the allowance by $250,000 with a cor-responding credit to operations.

Total other income was $967,000 and $1,189,000 for the nine months ended September 30, 1995 and 1994, respectively, a $222,000 decrease. This decrease is due to two items: (1) investment securities that were sold in 1995 resulted in losses of $90,000, while securities that were sold in 1994 resulted in gains of $61,000, and (2) the operation of the Bank's other real estate properties resulted in net income of $64,000 during the first nine months of 1995, as compared to net income during the same period in 1994 of $137,000. The largest component of the net income from operation of other real estate was a reduction of $40,000 in 1995 and $100,000 in 1994 of the allowance for losses on other real estate that was credited to operations.

Total other expense was $3,087,000 and $3,184,000 for the nine months ended September 30, 1995 and 1994, respectively, a $97,000 decrease. Net occupancy and equipment expenses decreased by $111,000 from $586,000 during the first nine months of 1994 to $475,000 during the same period in 1995. This decrease is attri-butable primarily to a $31,000 decrease in depreciation expense, a $29,000 decrease in repairs and maintenance, a $13,000 decrease in utilities, and a $30,000 decrease in personal property taxes.

Income tax expense for the nine months ended September 30, 1995 and 1994 was $957,000 and $1,054,000, respectively, a decrease of $97,000. The deferred expense portion of income tax expense was $901,000 in 1995 and $1,013,000 in 1994. The current expense portion of $56,000 in 1995 and $41,000 in 1994 represents an estimate of the alternative minimum tax to be paid with the fil-ing of the Federal income tax returns.













































PART II--OTHER INFORMATION


Item 1.   Legal Proceedings

          Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Part II Exhibits:

               (1)  Exhibit (10), Material Contracts - Employment
                    Contracts of Senior Officers

               (2)  Exhibit (27), Financial Data Schedule

          (b) The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1995.


































                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BANK OF GONZALES HOLDING COMPANY, INC.



                           s/D. Dale Gaudet
                           D. Dale Gaudet, President



                           s/Rachel P. Cherco
                           Rachel P. Cherco, Controller