Form 10KSB
period 1995-12-31
BANK OF GONZALES HOLDING CO INC
filed 1996-03-28
CIK 718907

U. S. Securities And Exchange Commission

                     Washington, D.C.  20549

                           FORM 10-KSB


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [Fee Required]

          For the fiscal year ended:  December 31, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [No Fee Required]

     For the transition period from           to

                Commission file number:  0-12979

             BANK OF GONZALES HOLDING COMPANY, INC.
         (Name of small business issuer in its charter)

              Louisiana                        72-0967503
   (State or other jurisdiction of         (IRS Employer
   incorporation or organization)          Identification No.)

         P. O. Box 1089, Gonzales, Louisiana  70707-1089
     (Address of principal executive offices and zip code.)

           Issuer's telephone number:  (504) 621-7200

Securities Registered Under Section 12(b) of the Exchange Act:
None

   Securities Registered Pursuant To Section 12(g) Of The Act:

              Common Stock, No Par Value Per Share
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    State issuer's revenues for its most recent fiscal year:
                           $11,400,000

State the aggregate market value of the voting stock held by non-
affiliates* of the issuer as of February 19, 1996:
                           $13,107,000

Common Stock, No Par Value, 541,611 shares outstanding as of
March 1, 1996.

   Transitional Small Business Disclosure Format:  Yes    No X

*For purposes of this computation only, shares held by directors, officers and principal shareholders have been excluded.

                        FORM 10-KSB INDEX

                                                             Page

Part I

Item  1.  Description of Business . . . . . . . . . . . . . .  4
Item  2.  Description of Property . . . . . . . . . . . . . . 18
Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . 19
Item  4.  Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . . . . . 19

Part II

Item  5.  Market for Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . 19
Item  6.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . . . . . 19
Item  7.  Financial Statements  . . . . . . . . . . . . . . . 25
Item  8.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure  . . . . . . . . . . . . . . 55

Part III

Item  9.  Directors, Executive Officers, Promoters
            and Control Persons; Compliance with
            Section 16(a) of the Exchange Act . . . . . . . . 55
Item 10.  Executive Compensation  . . . . . . . . . . . . . . 57
Item 11.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . . 58
Item 12.  Certain Relationships and Related
            Transactions  . . . . . . . . . . . . . . . . . . 60
Item 13.  Exhibits and Reports on Form 8-K  . . . . . . . . . 61

          Signatures  . . . . . . . . . . . . . . . . . . . . 62

PART I

Item 1. - Description of Business

GENERAL

Bank of Gonzales Holding Company, Inc. (the "Company") is a Louisiana business corporation and a one-bank holding company registered under the federal Bank Holding Company Act of 1956.
It was formed in 1983 primarily for the purpose of holding all of the outstanding stock of the Bank of Gonzales (the "Bank"), which is the Company's sole subsidiary.

The Bank was formed in 1920 under the banking laws of the State of Louisiana. The Bank conducts a general commercial banking business through its main office at South Burnside Avenue and Worthey Road, Gonzales, Louisiana and at two branch offices in eastern Ascension Parish, Louisiana. The Bank offers a full range of traditional commercial banking services, including demand, savings and time deposits, consumer, commercial and real estate loans, safe-deposit boxes and access to two retail credit plans -- "VISA" and "MasterCard". The Bank does not offer trust services. Drive-in banking facilities and automated teller machines ("ATMs") are located at all three banking locations. The Bank also maintains three stand-alone ATMs within Ascension Parish.

COMPETITION

The Bank competes actively with national and state banks and savings and loan institutions in Louisiana for all types of loans and deposits. The Bank also competes for loans with other financial institutions, such as insurance companies, real estate investment trusts, savings and loans, small loan companies, credit unions and certain government agencies. As of December 31, 1995, the Bank was the largest financial institution headquartered in Ascension Parish as measured by total deposits and total assets. Five other financial institutions have a total of eleven banking offices located in Ascension Parish.

EMPLOYEES

As of December 31, 1995, the Company and the Bank had approximately 63 full time equivalent employees. The Company has no salaried employees, although certain executive officers hold parallel positions with the Bank. No employees are represented by unions or other bargaining units, and management considers its relations with employees to be satisfactory.

SUPERVISION AND REGULATION

General

The Company and the Bank are extensively regulated under both federal and state laws. To the extent that the following information describes particular statutory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Act"), and, as such, is subject to the provisions of the Act and to regulation and supervision by the Board of Governors of the Federal Reserve System (the "Board"). The Company is required to file with the Board annual reports containing such information as the Board may require pursuant to the Act and also is subject to periodic examination by the Board.

The Act limits, with certain exceptions, the business in which a bank holding company may engage, directly or through subsidiaries, to banking, managing or controlling banks, and furnishing or performing activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a bank holding company can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or other unsound banking practices.

The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies.

Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a bank holding company to terminate any activity or to divest itself of any non-banking subsidiary if its actions represent unsafe or unsound practices or violations of law.

Under the Act, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or provision of any services. In addition, the Act prohibits a bank holding company from borrowing from its bank subsidiaries unless such loans are secured by specified amounts and types of collateral. Such secured loans are also subject to certain limitations based upon the subsidiary bank's capital and surplus.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act") subjected bank holding companies as well as banks to significantly increased regulation and supervision. Among other things, the 1991 Act provides that undercapitalized institutions, as defined by regulatory authorities, must submit recapitalization plans, and a parent company of such an institution must either (i) guarantee the institution's compliance with the capital plan, up to an amount equal to the lesser of five percent of the institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, or (ii) suffer certain adverse consequences such as a prohibition of dividends by the parent company to its shareholders.

The Company is also subject to the Louisiana Bank Holding Company Act, as amended (the "Louisiana Act") which, among other things, provides that a bank holding company and its subsidiaries may not engage in any insurance activity in which a bank may not engage. The Louisiana Commissioner of Financial Institutions is authorized to administer the Louisiana Act and to issue orders and regulations thereunder.

Federal and Louisiana laws provide for the enforcement of any pro rata assessment of shareholders of a bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed shareholder failing to pay the assessment. The Company, as shareholder of the Bank, is subject to these provisions.

The Bank

Both federal and state laws extensively regulate various aspects of the banking business, including requirements regarding the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching and restrictions on the nature and amounts of loans and investments that can be made.

As a state bank, the Bank is subject to the supervisory authority of the Louisiana Commissioner of Financial Institutions, whose office conducts periodic examinations of the Bank. As a federally insured bank, the Bank is also subject to supervision and regulation by the Federal Deposit Insurance Corporation (the "FDIC").

Under certain circumstances, regulatory authorities may prohibit the payment of dividends by a bank or its parent holding company.

The 1991 Act and regulations promulgated thereunder classify banks into five categories generally relating to their regulatory capital ratios and institute a system of supervisory actions indexed to a bank's particular classification. Generally, banks that are classified as "well capitalized," or "adequately capitalized" are not subject to the supervisory actions specified in the 1991 Act for prompt corrective action, but may be restricted from taking certain actions that will lower their classification. Banks classified as "undercapitalized," significantly undercapitalized," or "critically undercapitalized" are subject to restrictions in supervisory actions of increasing stringency based on the level of classification.

Under present regulation, the Bank is "well capitalized." While such a classification would exclude the Bank from the restrictions and actions envisioned by the prompt corrective action provisions of the 1991 Act, the regulatory agencies have broad powers under other provisions of federal law that would permit them to place restrictions on the Bank or to take other supervisory action regardless of such classification.

SUPPLEMENTAL FINANCIAL INFORMATION

Supplemental financial information for Bank of Gonzales Holding
Company, Inc. and subsidiary is set forth below and on the following pages.

Distribution of Assets, Liabilities, and Stockholders' Equity;
Interest Rates and Interest Differential

Average balance sheets, interest income and expenses, and average yields on interest-bearing assets and effective rates paid on interest-bearing liabilities for 1995 and 1994 were:

                                            December 31, 1995
                                        Average            Yield/
                                        Balance  Interest   Rate
                                        (In thousands of dollars)

ASSETS

Interest-earning assets:
  Loans(1)                             $ 60,049   $6,437   10.72%
  Taxable investment securities          50,013    3,384    6.77%
  Tax-exempt investment securities          699       31    4.43%
  Interest-bearing deposits with
    other banks                             409       28    6.85%
Federal funds sold                        1,763      101    5.73%

Total interest-earning assets           112,853    9,981    8.84%

Noninterest-earning assets:
  Cash and due
    from banks                            4,161
  Premises and equipment, net             2,318
  Other real estate owned                   431
  Deferred tax asset                      1,476
  Other assets                            1,833
  Less allowance for loan losses         (1,488)

                                       $121,664


LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Interest-bearing demand deposits     $ 19,132   $  407    2.13%
  Savings deposits                       20,510      499    2.43%
  Time deposits of $100,000 or more       6,554      337    5.14%
  Time deposits of less than $100,000    38,057    1,793    4.71%
  Federal funds purchased                   148        9    6.08%
  Other borrowed funds                    3,330      213    6.40%

Total interest-bearing liabilities       87,731    3,258    3.71%

Noninterest-bearing liabilities:
  Demand deposits                        21,270
  Other                                     892
Total liabilities                       109,893

Shareholders' equity                     11,771

                                       $121,664

Net interest income                               $6,723

Net interest margin                                         5.96%


                                            December 31, 1994
                                        Average            Yield/
                                        Balance  Interest   Rate
                                        (In thousands of dollars)
ASSETS

Interest-earning assets:
  Loans(1)                             $ 59,352   $6,114   10.30%
  Taxable investment securities          47,317    2,772    5.86%
  Tax-exempt investment securities          489       20    4.09%
  Interest-bearing deposits with
    other banks                              77        3    3.90%
Federal funds sold                          748       31    4.14%

Total interest-earning assets           107,983    8,940    8.28%

Noninterest-earning assets:
  Cash and due
    from banks                            4,124
  Premises and equipment, net             2,420
  Other real estate owned                   658
  Deferred tax asset                      2,924
  Other assets                            1,539
  Less allowance for loan losses         (1,732)

                                       $117,916

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing liabilities:
  Interest-bearing demand deposits     $ 18,452   $  342    1.85%
  Savings deposits                       20,541      473    2.30%
  Time deposits of $100,000 or more       5,968      210    3.52%
  Time deposits of less than $100,000    36,627    1,264    3.45%
  Federal funds purchased                   569       23    4.04%
  Other borrowed funds                    2,711      176    6.49%

Total interest-bearing liabilities       84,868    2,488    2.93%

Noninterest-bearing liabilities:
  Demand deposits                        20,099
  Other                                     940
Total liabilities                       105,907

Shareholders' equity                     12,009

                                       $117,916

Net interest income                               $6,452

Net interest margin                                         5.98%

(1) For the purpose of these computations, nonaccruing loans are included in the average balance. Also, installment loans are stated net of unearned income.

The following table sets forth for the periods indicated a summary of the changes in interest earned and interest paid resulting from changes in volume and changes in rates:

                   1995 Compared to 1994   1994 Compared to 1993
                     Increase (Decrease)     Increase (Decrease)
                         Due to (1)              Due to (1)
                    Vol.    Rate     Net    Vol.    Rate     Net
                              (In thousands of dollars)
Interest-earning
  assets:
Loans(2)           $   74  $  249  $ 323   $  192  $  316  $ 508
Taxable investment
  securities          181     431    612      197      40    237
Tax-exempt invest-
  ment securities       9       2     11        9      (9)     -
Interest-bearing
  deposits with
  other banks          21       4     25        1      (1)     -
Federal funds sold     58      12     70        3       8     11

Total interest-earn-
  ing assets          343     698  1,041      402     354    756

Interest-bearing
  liabilities:
Interest-bearing
  demand deposits      13      52     65       39     (52)   (13)
Savings deposits       (1)     27     26       25     (35)   (10)
Time deposits of
  $100,000 or more     30      97    127      (23)      -    (23)
Time deposits of
  less than
  $100,000             67     462    529      (74)    (12)   (86)
Federal funds
  purchased           (26)     12    (14)      11       3     14
Other borrowed
  funds                39      (2)    37      174       -    174

Total interest-bear-
  ing liabilities     122     648    770      152     (96)    56

                   $  221  $   50  $ 271   $  250  $  450  $ 700


(1) The change in interest due to both rate and volume has been allocated entirely to volume.

(2) Balances of nonaccrual loans have been included for computational purposes.

The following table shows the interest rate sensitivity gaps for different time periods and the cumulative interest rate sensitivity gaps for the same periods as of December 31, 1995.

                                3 Months     3 to 6      6 to 12
                                 or Less     Months      Months
                                    (In thousands of dollars)

Interest-earning assets:
  Loans(1)                      $ 21,424    $  2,015    $  2,946
  Taxable investment securities      501           -       2,334
  Tax-exempt investment securi-
    ties                               -         572           -
  Interest-bearing deposits
    with other banks                 300           -       1,000
  Federal funds sold               2,634           -           -
Total interest-earning assets     24,859       2,587       6,280

Interest-bearing liabilities:
  Interest-bearing demand
    deposits                      20,039           -           -
  Savings deposits                20,711           -           -
  Time deposits of $100,000 or
    more                             900       2,409       2,765
  Time deposits of less than
    $100,000                       9,614       7,821      11,099
  Other borrowed funds                 -           -           -
Total interest-bearing
  liabilities                     51,264      10,230      13,864

Gap                             $(26,405)   $ (7,643)   $ (7,584)

Cumulative gap                  $(26,405)   $(34,048)   $(41,632)


                                 1 to 5      Over 5
                                 Years       Years        Total
                                    (In thousands of dollars)

Interest-earning assets:
  Loans(1)                      $ 28,074    $  4,815    $ 59,274
  Taxable investment securities   16,334      32,023      51,192
  Tax-exempt investment securi-
    ties                               -         995       1,567
  Interest-bearing deposits
    with other banks                   -           -       1,300
  Federal funds sold                   -           -       2,634
Total interest-earning assets     44,408      37,833     115,967

Interest-bearing liabilities:
  Interest-bearing demand
    deposits                    $      -    $      -    $ 20,039
  Savings deposits                     -           -      20,711
  Time deposits of $100,000 or
    more                           1,011           -       7,085
  Time deposits of less than
    $100,000                      10,160           -      38,694
  Other borrowed funds                 -       3,260       3,260
Total interest-bearing
  liabilities                     11,171       3,260      89,789

Gap                             $ 33,237    $ 34,573    $ 26,178

Cumulative gap                  $ (8,395)   $ 26,178    $

(1)  Loans above exclude nonaccrual loans of $299,000.

Investment Portfolio

The following table sets forth the maturities of investment securities at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security). As discussed in the notes to the consolidated financial statements presented in Item 7, the Company has an unused net operating loss carryforward at December 31, 1995. Accordingly, tax-equivalent adjustments have not been made in calculating yields on obligations of states and political subdivisions. In addition, for purposes of this table, Federal Home Loan Bank stock with a book value of $572,000 has been excluded.

                                                      After One
                                       Within        But Within
                                      One Year       Five Years
Securities available-for-sale:      Amount  Yield  Amount   Yield
                                      (In thousands of dollars)

U.S. Treasury securities and obli-
  gations of other U.S. Government
  agencies and corporations         $2,523  6.97%  $10,725  6.45%
Obligations of states and political
  subdivisions                           -     -         -     -

                                    $2,523         $10,725

Mortgage-backed bonds and collateral-
  ized mortgage obligations         $  313  7.16%  $ 4,650  5.98%

Securities held-to-maturity:

U.S. Treasury securities and obli-
  gations of other U.S. Government
  agencies and corporations         $    -     -   $   959  7.58%

Obligations of states and political
  subdivisions                           -     -         -     -

                                    $    -         $   959

Mortgage-backed bonds and collateral-
  ized mortgage obligations         $    -         $     -


                                      After Five
                                      But Within        After
                                      Ten Years       Ten Years
Securities available-for-sale:      Amount  Yield  Amount   Yield
                                      (In thousands of dollars)

U.S. Treasury securities and obli-
  gations of other U.S. Government
  agencies and corporations         $1,721  6.58%  $     -     -
Obligations of states and political
  subdivisions                           -     -         -     -

                                    $1,721         $     -

Mortgage-backed bonds and collater-
  alized mortgage obligations       $    -     -   $19,912  6.74%

Securities held-to-maturity:

U.S. Treasury securities and obli-
  gations of other U.S. Government
  agencies and corporations         $2,504  6.86%  $     -     -

Obligations of states and political
  subdivisions                         519  3.55%      476  5.60%


                                    $3,023         $   476

Mortgage-backed bonds and collateral-
  ized mortgage obligations         $4,742  5.63%  $ 3,144  6.65%


The Bank's mortgage-backed bonds and collateralized mortgage obligations stated maturity dates are as scheduled above, however principal and interest payments are received monthly causing a portion of the outstanding balance to paydown throughout the term.

The Company does not own securities representing 10% or more of its shareholders' equity with any one issuer.

The following table sets forth the carrying amounts of investment securities at the dates indicated:

                                              December 31,
                                           1995       1994
                                       (In thousands of dollars)

U.S. Treasury securities and obliga-
  tions of other U.S. Government agen-
  cies and corporations                   $18,432    $15,158
Obligations of state and political sub-
  divisions                                   995        499
Mortgage-backed bonds and collateralized
  mortgage obligations                     32,760     30,809
Federal Home Loan Bank stock                  572        537

    Total                                 $52,759    $47,003

Loan Portfolio

The table below sets forth the Bank's loan distribution at the end of each of the last two years:

                                              December 31,
                                            1995       1994
                                        (In thousands of dollars)

Commercial, financial and agricultural     $27,327    $27,772
Real estate - mortgage                      20,210     20,586
Real estate - construction                   1,894      1,618
Installment                                 10,142      9,694

    Total                                  $59,573    $59,670


The following table shows the maturity of loans (excluding real estate-mortgage and installment loans) outstanding as of December 31, 1995. Also provided are the amounts due after one year, classified according to sensitivity to changes in interest rates.

                                   Maturing
               Within      After One But        After
              One Year   Within Five Years   Five Years    Total
                           (In thousands of dollars)

Commercial,
  financial
  and agri-
  cultural     $6,018         $13,394          $7,915     $27,327
Real estate -
  construction  1,894               -               -       1,894
               $7,912         $13,394          $7,915     $29,221

Loans maturing
  after one
  year with:
Fixed interest
  rates                                                   $13,816
Variable inter-
  est rates                                                 7,492
                                                          $21,308

Summary of Loan Loss Experience

The following table summarizes the Bank's loan loss experience for each of the two years ended:

                                              December 31,
                                            1995       1994
                                        (In thousands of dollars)

Balance at beginning of period             $1,525    $1,835
Charge-offs:
  Commercial, financial and agricultural       25        32
  Real estate (construction and mortgage)      10         9
  Installment                                 184       133
                                              219       174

Recoveries:
  Commercial, financial and agricultural        8        67
  Real estate (construction and mortgage)      15        11
  Installment                                  28        36
                                               51       114

Net charge-offs                               168        60
Provision charged (credited) to operations     60      (250)
Balance at end of period                   $1,417    $1,525

Ratio of net charge-offs to average loans
  outstanding                                .28%      .10%


The provision for loan losses, which is charged to income from operations, is based upon the changes in the loan portfolio, the amount of net loan losses incurred, and management's estimation of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, nonaccrual loans, problem loans and prior loan loss experience.

As a result of an improving economy and loan portfolio during 1994, management determined that the allowance for possible loan losses exceeded the required amount by $250,000 and credited the provision for possible loan losses for this amount.

The following table shows an allocation of the allowance for possible loan losses for each of the two years indicated:

                    December 31, 1995         December 31, 1994
                            Percentage                Percentage
                           of Loans in               of Loans in
                          Each Category             Each Category
                 Amount  to Total Loans    Amount  to Total Loans
                            (In thousands of dollars)

Commercial,
  financial and
  agricultural   $1,059       45.87%       $  919       46.54%
Real estate -
  mortgage          332       33.92%          408       34.50%
Real estate -
  construction        -        3.18%           27        2.71%
Installment          20       17.03%          160       16.25%
Unallocated           6           -%           11           -%
                 $1,417      100.00%       $1,525      100.00%

Risk Elements

The following table summarizes nonperforming loans at December 31, 1995 and 1994:

                                           1995            1994

Nonaccrual loans                           $299          $  123
Accruing loans past due 90 days or more    $ 26          $   23
Restructured loans not included above      $833          $1,076

If nonaccrual loans had performed in accordance with their original terms, interest income would have increased by approximately $17,000 in 1995 and $11,000 in 1994. Interest collected and recognized as interest income on these loans was $9,000 in 1995 and $126,000 in 1994.

Deposits

The average deposits and rates paid on such deposits are summarized for the period indicated in the following tables:

                                   Years ended December 31,
                                   1995                1994
                              Amount    Rate      Amount    Rate
                                   (In thousands of dollars)

Noninterest-bearing demand
  deposits                   $ 21,270            $ 20,099
Interest-bearing demand
  deposits                     19,132   2.13%      18,452   1.85%
Savings deposits               20,510   2.43%      20,541   2.30%
Time deposits                  44,611   4.77%      42,595   3.46%

  Total                      $105,523            $101,687

Maturities of time deposits of $100,000 or more outstanding as of December 31, 1995 are summarized as follows:

                                            Time Certificates
                                               of Deposit
                                        (In thousands of dollars)

3 months or less                                 $  900
Over 3 through 6 months                           2,409
Over 6 through 12 months                          2,765
Over 12 months                                    1,011

  Total                                          $7,085

Return on Equity and Assets

                                         Years Ended December 31,
                                             1995       1994

Return on average assets                      2.15%      2.23%
Return on average equity                     22.18%     21.87%
Dividend payout ratio                       112.03%    111.21%
Average equity to average assets              9.68%     10.18%


Item 2. - Description of Property

The principal properties of the Company and the Bank are their headquarters, a 36,000-square foot building located at the corner of South Burnside Avenue and Worthey Road, Gonzales, Louisiana, and two branch banking offices, all of which are owned by the Bank. All of the properties are considered to be in good condition and adequate for the Bank's needs.

Additionally, through foreclosure proceedings or acceptance of deed in lieu of foreclosure, the Bank has acquired certain other properties which are held for resale and are not used to conduct the business of the Bank. Substantially all of these properties are located in and around Ascension Parish.


Item 3. - Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business to which the Company or the Bank is a party or to which any of their property is the subject.


Item 4. - Submission of Matters to a Vote of Security Holders

None.


PART II


Item 5. - Market for Common Equity and Related Stockholder
          Matters

No established public trading market for the Company's common stock exists. The primary market area for the Company's common stock is Ascension Parish. No sales of the Company's common stock have come to the attention of management in 1995.

The approximate number of holders of record of each class of the Company's equity securities as of February 1, 1996 was as follows:

      Title of Class                     Number of Record Holders

Common stock, no par value                          756

In 1995 and 1994, the Company paid eight quarterly dividends of $0.35 per share, plus four extraordinary dividends totaling $8.00 per share, for total dividends of $5,849,000.


Item 6. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The purpose of this discussion is to focus on information about the financial condition and results of operations of the Company and the Bank that is not otherwise apparent from the consolidated financial statements and financial data presented elsewhere herein.

Financial Condition

Total assets of the Company at December 31, 1995 and 1994 were $124,435,000 and $117,569,000, respectively, a $6,866,000 or 5.8%
increase. Average assets for 1995 and 1994 were $121,530,000 and $117,916,000, a 3.1% increase. In order to better understand the reasons for the overall increase in total assets, and likewise, in liabilities and shareholders' equity, this discussion will focus on changes in the significant components of the Company's balance sheet.

Cash and due from banks represent coin and currency on hand at the Bank and amounts on deposit with correspondent banks, and are the primary source for the daily withdrawal needs of depositors and credit needs of loan customers. At December 31, 1995 and 1994, cash and due from banks were $5,068,000 and $4,957,000, an increase of $111,000. Average cash and due from banks were $4,161,000 in 1995 and $4,124,000 in 1994, which represents a
$37,000 or 0.9% increase. As the largest nonearning asset on the balance sheet, management closely monitors the level of cash on hand and in correspondent banks as part of the overall asset/liability strategy, in order to maintain a balance between the needs of customers and management's obligation to endeavor to enhance shareholders' profits by assuring that the level of all nonearning assets is minimized.

Earning assets include federal funds sold, investment securities, and loans and are the Company's principal source of income. Earning assets averaged $113,403,000 in 1995 and $108,502,000 in 1994, a $4,901,000 or 4.5% increase. Total interest earned on these assets in 1995 and 1994 were $9,981,000 and $8,940,000, respectively, which represents average yields of 8.80% and 8.24%.

Banks must meet legal reserve requirements on a daily basis by maintaining a specified level of currency and coin on hand plus funds on deposit at Federal Reserve Banks. Banks with excess reserves on a particular day may sell the excess to other banks needing funds to meet their reserve requirements on that day. These federal funds sold represent unsecured loans to other banks, usually on a daily basis, and are made at an agreed rate of interest (the federal funds rate). At December 31, 1995 and 1994, federal funds sold were $2,634,000 and $627,000, respectively. Average federal funds sold were $1,763,000 in 1995 and $748,000 in 1994 and yielded 5.73% and 4.14%, respectively.

Investment securities, in addition to providing a source of income, are used to manage interest rate and liquidity risk as part of the Bank's overall asset/liability strategy. On January 1, 1994, the Bank adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards number 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115, investment securities of the Bank are classified as either "held-to-maturity" or "available-for-sale". Investments held-to-maturity are bonds and notes for which the Bank has the positive intent and ability to hold until their maturity, and are carried at cost, adjusted for amortization of premiums and accretion of discounts. Investments available-for-sale consist of bonds and notes not classified as held-to-maturity and are carried at their fair value.

The carrying amounts of all investment securities at December 31, 1995 and 1994 were $52,759,000 and $47,003,000. At December 31,
1995 and 1994, the amortized costs of all investment securities (available-for-sale and held-to-maturity) were $52,304,000 and $49,138,000, respectively, and the fair values were $52,682,000 and $46,083,000. Average carrying amounts of investments were $51,262,000 in 1995 and $48,325,000 in 1994, which include average unrealized losses on securities available-for-sale of $709,000 and $901,000, respectively. The decrease in interest rates in 1995 caused an increase in the fair values of the securities. At the end of 1994, the fair value of all securities was $3,054,000 less than the amortized cost. At the end of 1995, the fair value was $378,000 more than the amortized cost. Of this $378,000 net unrealized gain at December 31, 1995, unrealized gains of $455,000 have increased the carrying amount of securities available-for-sale, while unrealized losses of $77,000 have not affected the carrying amount of the securities held-to-maturity, which are carried at amortized cost. The average amortized cost of the investment securities increased by $2,745,000, from $49,226,000 in 1994 to $51,971,000 in 1995.

The Company's primary use of funds is for loan demand. Loans outstanding at the end of 1995 and 1994 were $59,573,000 and $59,670,000, a decrease of only $97,000 or 0.2%. Average loans outstanding for 1995 and 1994 were $60,049,000 and $59,352,000, a
$697,000 or 1.2% increase. Interest income generated from loans was $6,437,000 for 1995 and $6,114,000 for 1994, for average yields of 10.72% and 10.30%, respectively. The increase in average yield on loans does not reflect the general decrease in interest rates which occurred during the latter part of 1995. Management expects average loans to continue to increase due to the continued strong economic environment, aggressive marketing strategies, and the decline in rates.

Deposits are the Company's primary source of funds. Total deposits at December 31, 1995 and 1994 were $108,180,000 and $102,527,000, respectively. Deposits averaged $105,523,000 in 1995 and $101,687,000 in 1994, a $3,836,000 or 3.8% increase.
Interest-bearing deposits in 1995 and 1994 averaged $84,253,000 and $81,588,000. Interest expensed for these deposits was $3,036,000 in 1995 and $2,289,000 in 1994, for average rates paid of 3.60% and 2.81%. Although rates began falling during the latter part of 1995, the average rates paid in 1995 remained higher than the 1994 average.

Stockholders' equity increased from $11,042,000 at December 31, 1994 to $12,435,000 at December 31, 1995 due to net income in 1995 of $2,611,000, dividends declared of $2,925,000, and an increase during 1995 in the fair values of investment securities available-for-sale, net of deferred income taxes, of $1,707,000. During 1995 and 1994, the Company paid regular dividends of $0.35 per share per quarter, plus $4.00 per share per year in extraordinary dividends.

Results of Operations

Net income for 1995 and 1994 was $2,611,000 and $2,626,000,
respectively, a $15,000 or 0.6% decrease.

Net interest income is the difference between interest income from loans, investments, and other interest-earning assets and interest expense on deposits and other interest-bearing liabilities. Net interest income for 1995 and 1994 was $6,723,000 and $6,452,000, a $271,000 or 4.2% increase. The various components of net interest income as they relate to the particular interest-earning assets and interest-bearing liabilities have been discussed in the previous section titled "Financial Condition". The net interest margin (that is, net interest income divided by average interest-earning assets) was 5.93% in 1995 and 5.95% in 1994. With close monitoring of the rates, along with proper asset/liability management, the net interest margin will be managed to maximize profits under both falling and rising interest rate environments.

The provision for possible loan losses is based on changes in the loan portfolio, the amount of net loan losses incurred, and management's estimates of potential future losses based on several factors including, but not limited to, current economic conditions, loan portfolio composition, prior loan loss experience, and the level of impaired and other problem loans. The continued improvement of the economy and reduction of nonperforming and other problem loans contributed to management's decision to reduce the allowance for possible loan losses by $250,000 in 1994 through a credit to operations. In 1995, the allowance decreased by $108,000 due to net charge-offs of $168,000 offset by a charge to operations for the provision for loan losses of $60,000. The Company adopted Statement of Financial Accounting Standard number 114, "Accounting by Creditors for Impairment of a Loan", in 1995, which did not have a material effect on financial condition or the results of operations. Loans which have been identified by management as impaired generally include nonaccrual loans, loans past due ninety days or more and still accruing, loans which have previously had some portion classified as either loss or doubtful, and other loans which for specific reasons have been identified as impaired. At December 31, 1995, loans totaling $1,746,000 were specifically classified as impaired. Nonperforming loans at December 31, 1994 include nonaccrual loans, loans which are past due ninety days or more as to principal or interest payments and still accruing, and loans for which the terms have been restructured due to the financial troubles of borrowers. Total nonperforming loans at December 31, 1994 were $1,222,000. In addition, management has identified other loans which are contractually current and not classified as either impaired or nonperforming, but the borrowers are experiencing financial difficulties. These other loans totaled $2,282,000 at the end of 1995 and $1,895,000 at the end of 1994.

Noninterest income was $1,419,000 for 1995 and $1,477,000 for 1994. Noninterest income consists primarily of service charges on deposit accounts and fees for other financial services, which were $1,164,000 in 1995 and $1,126,000 in 1994, a $38,000 or 3.3%
increase. This increase is directly attributable to the 3.6% increase in demand, NOW, money market, and savings accounts during 1995. The net income from operation of foreclosed real estate was $60,000 in 1995 and $142,000 in 1994. The major portion of these amounts were from credits to the provision for loss on foreclosed real estate of $40,000 in 1995 and $100,000 in 1994.

Noninterest expense was $4,241,000 for 1995 and $4,302,000 for 1994, a $61,000 or 1.4% decrease. This decrease is attributable principally to two components of noninterest expense: (1) net occupancy expense, which was $307,000 in 1995 and $346,000 in 1994, a $39,000 decrease, and (2) equipment expense, which was $347,000 in 1995 and $373,000 in 1994, a $26,000 decrease. The decrease in net occupancy expense was primarily due to a $28,000 reduction in building repairs and maintenance. The decrease in equipment expense was primarily due to a $36,000 decrease in depreciation expense on furniture, equipment and automobiles.

Income tax expense was $1,230,000 and $1,251,000 for 1995 and 1994. These provisions for taxes include current expenses of $93,000 in 1995 and $66,000 in 1994, which represent alternative minimum tax that the Company has paid. These taxes are expected to be recovered in future years as credit carryovers when the Company again begins incurring taxes under the regular income tax system.

Liquidity and Capital Resources

The primary functions of asset/liability management are to assure adequate liquidity and to maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The principal sources of liquidity for the Company are cash and due from bank accounts, investment securities which are available-for-sale, federal funds sold, maturing loans, short-term borrowings through federal funds lines of credit, and advances from the Federal Home Loan Bank.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1995, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of 10% or higher, Tier 1 risk-based capital ratio of 6% or higher, and Tier 1 leverage capital ratio of 5% or higher. No conditions or events have occurred since that notification that management believes have changed the Bank's category.

Merger Agreement

On January 18, 1996, the Company's Board of Directors voted to merge the Company with Deposit Guaranty Corporation of Mississippi. Under the terms of the merger agreement, the Bank will become a branch of a subsidiary owned by Deposit Guaranty, and shareholders of the Company will receive approximately 1.17 shares of Deposit Guaranty's common stock in exchange for each share of their Company common stock. The merger is subject to the approval of the Company's shareholders and appropriate regulatory authorities. Such approval is expected by June, 1996.

Item 7. - Financial Statements

Independent Auditors' Report

Consolidated Statements of Financial Condition as of December 31,
1995 and 1994

Consolidated Statements of Income for the years ended December
31,
1995 and 1994

Consolidated  Statements  of  Cash  Flows  for  the  years  ended
December 31, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 1995 and 1994

Notes to Consolidated Financial Statements for the years ended
December 31, 1995 and 1994

                  INDEPENDENT AUDITORS' REPORT



To the Shareholders and Board of Directors of Bank of Gonzales Holding Company, Inc.


We have audited the accompanying consolidated statements of financial condition of Bank of Gonzales Holding Company, Inc. and its subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of Gonzales Holding Company, Inc. and its subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


BASIL M. LEE And COMPANY,
Certified Public Accountants


Baton Rouge, Louisiana
January 31, 1996

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1995 AND 1994


                                              1995       1994
                                        (In thousands of dollars)

                                    ASSETS

Cash and due from banks                     $  5,068   $  4,957
Federal funds sold                             2,634        627
      Cash and cash equivalents                7,702      5,584

Interest-bearing deposits in banks             1,300          -

Securities available-for-sale, at fair
  value                                       40,416     33,275
Securities held-to-maturity, fair values
  of $12,266 in 1995 and $12,808 in 1994      12,343     13,728

Loans receivable, net of allowance for
  loan losses of $1,417 in 1995 and
  $1,525 in 1994                              58,156     58,145

Premises and equipment                         2,289      2,360
Foreclosed real estate                           290        572
Accrued interest receivable                      788        759
Deferred tax asset                               794      2,811
Other assets                                     357        335

      Total assets                          $124,435   $117,569


                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Noninterest-bearing demand deposits       $ 21,651   $ 20,438
  Interest-bearing demand, NOW's and MMDA's   20,039     19,186
  Savings                                     20,711     20,589
  Time deposits $100,000 and more              7,085      5,716
  Other time deposits                         38,694     36,598
      Total deposits                         108,180    102,527

  Advance from Federal Home Loan Bank          3,260      3,410
  Accrued interest payable                       201        162
  Other liabilities                              359        428

      Total liabilities                      112,000    106,527





SHAREHOLDERS' EQUITY
  Common stock, no par value - 10,000,000
    shares authorized, 561,801 shares
    issued and outstanding in 1995 and
    1994                                      13,227     13,227
  Retained earnings (deficit)                   (606)      (292)
  Treasury stock, at cost, 20,190 shares
    in 1995 and 1994                            (485)      (485)
  Net unrealized appreciation (depreciation)
    on available-for-sale securities, net of
    tax of $154 in 1995 and $726 in 1994         299     (1,408)

      Total shareholders' equity              12,435     11,042

      Total liabilities and shareholders'
        equity                              $124,435   $117,569


The accompanying notes are an integral part of these consolidated financial statements.

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                             1995       1994
                                        (In thousands of dollars,
                                          except per share data)

Interest income
  Loans receivable                          $6,437     $6,114
  Taxable investment securities              3,384      2,772
  Tax-exempt investment securities              31         20
  Federal funds sold                           101         31
  Other                                         28          3
        Total interest income                9,981      8,940

Interest expense
  Deposits                                   3,036      2,289
  Federal Home Loan Bank Advance               213        176
  Other                                          9         23
        Total interest expense               3,258      2,488

Net interest income                          6,723      6,452
Provision for loan losses                       60       (250)

Net interest income after provision for
  loan losses                                6,663      6,702

Noninterest income
  Service charges on deposit accounts        1,164      1,126
  Other service charges and fees                47         71
  Net income from operation of foreclosed
    real estate                                 60        142
  Other                                        148        138
        Total noninterest income             1,419      1,477

Noninterest expense
  Salaries and employee benefits             2,028      2,010
  Net occupancy expense                        307        346
  Equipment expense                            347        373
  Investment securities losses                  50         43
  Other                                      1,509      1,530
        Total noninterest expense            4,241      4,302

Income before income taxes                   3,841      3,877
Income tax expense                           1,230      1,251

        Net income                          $2,611     $2,626





Net income per common and common equivalent
  share--based on weighted average number
  of shares outstanding (541,611 in 1995
  and 540,587 in 1994)                      $ 4.82     $ 4.86


The accompanying notes are an integral part of these consolidated financial statements.

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                            1995        1994
                                        (In thousands of dollars)

Cash flows from operating activities
  Net income                              $  2,611    $  2,626
  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Deferred tax expense                   1,137       1,186
      Depreciation and amortization            241         296
      Provision for loan losses                 60        (250)
      Net realized losses on available-
        for-sale securities                     50          44
      Provision for losses on foreclosed
        real estate                            (40)       (100)
      Net (accretion) amortization of
        securities                             (70)        190
      (Gain) on sales of foreclosed real
        estate                                 (18)        (40)
      Loss on sales of premises and equip-
        ment                                     -          11
      (Increase) in accrued interest
        receivable                             (29)       (150)
      (Increase) in other assets               (43)        (52)
      Increase in accrued interest payable      39          19
      Increase (decrease) in accrued
        expenses and other liabilities         (69)        131

  Net cash provided by operating activi-
    ties                                     3,869       3,911

Cash flows from investing activities
  Net (increase) in interest-bearing
    deposits with banks                     (1,300)          -
  Purchases of available-for-sale
    securities                             (21,704)    (17,066)
  Proceeds from sales of available-for-
    sale securities                         12,790      19,976
  Proceeds from maturities of available-
    for-sale securities                      2,644       4,134
  Purchases of held-to-maturity securi-
    ties                                    (4,698)    (11,388)
  Proceeds from maturities of held-to-
    maturity securities                      7,819         766
  Net (increase) in loans                     (122)       (458)
  Proceeds from sales of foreclosed real
    estate                                     391         165
  Net purchases of premises and equipment     (149)       (116)

  Net cash (used) by investing activities   (4,329)     (3,987)

Cash flows from financing activities
  Net increase in demand, savings, NOW and
    money market accounts                    2,188       5,379
  Net (decrease) in time deposits $100,000
    and more                                (2,175)     (1,540)
  Net increase (decrease) in other time
    deposits                                 5,640        (507)
  Net (decrease) in federal funds purchased      -      (1,050)
  Net increase (decrease) in F.H.L.B.
    advances                                  (150)      3,410
  Dividends paid                            (2,925)     (2,874)
  Purchases of treasury stock                    -         (19)
  Sales of treasury stock                        -          27

  Net cash provided by financing activi-
    ties                                     2,578       2,826

Net increase in cash and cash equivalents    2,118       2,750
Cash and cash equivalents, beginning of
  year                                       5,584       2,834

Cash and cash equivalents, end of year    $  7,702    $  5,584

Interest paid                             $  3,219    $  2,469

Income taxes paid                         $    102    $     40

Foreclosed real estate acquired in satis-
  faction of loans                        $     51    $     88


The accompanying notes are an integral part of these consolidated financial statements.

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                 Net
                                              Realized
                                               Appre-
                                               ciation
                                              (Depre-
                                              ciation)
                                    Cost of      on        Total
                        Retained    Common   Available-   Share-
               Common   Earnings   Stock in   for-Sale   holders'
                Stock   (Deficit)  Treasury  Securities   Equity
                          (In thousands of dollars)

Balance at
  January 1,
  1994         $13,203   $    75    $(561)     $     -   $12,717

Net unrealized
  appreciation
  at January 1,
  1994, due to
  adoption of
  S.F.A.S. 115,
  net of taxes
  of $151            -         -        -          294       294
Net income, 1994     -     2,626        -            -     2,626
Sale of 3,950
  shares of
  treasury stock     1       (69)      95            -        27
Purchase of 783
  shares of
  treasury stock     -         -      (19)           -       (19)
Dividends
  declared           -    (2,924)       -            -    (2,924)
Deferred tax
  benefit from
  exercise of
  stock options     23         -        -            -        23
Net changes in
  unrealized
  appreciation
  (deprecia-
  tion) on
  available-for-
  sale securi-
  ties, net of
  taxes of
  $877               -         -        -       (1,702)   (1,702)


Balance at
  December 31,
  1994          13,227      (292)    (485)      (1,408)   11,042

Net income,
  1995               -     2,611        -            -     2,611
Dividends
  declared           -    (2,925)       -            -    (2,925)
Net changes in
  unrealized
  appreciation
  (deprecia-
  tion) on
  available-for-
  sale securi-
  ties, net of
  taxes of
  $880               -         -        -        1,707     1,707

Balance at
  December 31,
  1995         $13,227   $  (606)   $(485)     $   299   $12,435


The accompanying notes are an integral part of these consolidated financial statements.

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995 AND 1994

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting principles followed by Bank of Gonzales Holding Company, Inc. (the Company) and its wholly-owned subsidiary, Bank of Gonzales (the Bank), and the methods of applying those principles conform with generally accepted accounting principles consistently applied and generally practiced within the banking industry. The principles which significantly affect the determination of financial condition and net income are summarized below:

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated. Investment in the Bank is carried at the Company's equity in the underlying net assets.

Nature of operations: The Bank provides a variety of financial services to individual and business customers through its three offices in Ascension Parish, Louisiana, which is primarily an industrial area. The Bank's primary deposit products are checking and savings accounts and certificates of deposit. Its primary lending products are commercial, real estate and consumer loans.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions, which depends heavily on the petrochemical industry. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the near term.

Investment Securities: Investment securities are classified in two categories and accounted for as follows:

      Securities Held-to-Maturity. Bonds and notes for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

      Securities Available-for-Sale. Securities available-for-sale consist of bonds and notes not classified as securities held-to-maturity.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of shareholders' equity until realized. Gains and losses on the sale of securities available-for-sale are determined using the specific-identification method.

Loans Receivable and Allowance for Loan Losses: Loans are stated at the amount of unpaid principal reduced by unearned income and the allowance for loan losses. Unearned income on discounted loans is recognized as income over the term of the loans using a method that approximates the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. Loans are generally placed on nonaccrual when principal or interest is delinquent for ninety days or more. Interest income generally is not recognized on nonaccrual loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Impaired loans generally include nonaccrual loans, loans past due ninety days or more and still accruing, and restructured loans. Loans reviewed for impairment include all loans (except consumer installment loans, which are generally smaller balance, homogeneous loans) which management has identified as warranting special attention, such as past due loans, large loans, and loans for which management is aware of a borrower's financial difficulties.

The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb possible losses on existing loans that may become uncollectible. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values. Ultimate losses may vary from current estimates. A loan is charged off when it is determined to be uncollectible. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Repairs and maintenance expenditures which extend the useful life of an asset are capitalized, and routine maintenance and repair expenditures are expensed as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets.

Foreclosed Real Estate: Foreclosed real estate is comprised of properties acquired through foreclosure proceedings or acceptance of deed in lieu of foreclosure. These properties are carried at the lower of cost or estimated fair market value. Losses arising at the time of acquisition of such property are charged against the allowance for loan losses. Subsequent losses are included in net income from operation of foreclosed real estate.

Federal Income Taxes: Provision for deferred income taxes is made as a result of temporary differences between the financial and taxable bases of assets and liabilities. These differences relate principally to the provision for possible loan losses, foreclosed real estate expense, accretion of discounts on investment securities, and the tax net operating loss carryforward.

Statement of Cash Flows: For purposes of the statement of cash flows, the Company considers due from bank accounts and federal funds sold to be cash equivalents.

Treasury Stock: Treasury stock is accounted for by the cost method on an average cost basis.

Fair Values of Financial Instruments: Statement of Financial Accounting Standards number 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Reclassifications: Certain items included in the financial statements for 1994 have been reclassified to conform with the 1995 presentation and have no effect on net income previously reported.


NOTE B--RESTRICTIONS ON SHAREHOLDERS' EQUITY

Under applicable law, the Bank cannot, without the prior approval of regulatory authorities, pay dividends during any year which exceed the combined net income of that year and the immediately preceding year. Additionally, under applicable law, the Bank cannot make loans, extensions of credit, repurchase agreements, investments, or advances, which will exceed 10% of its capital stock and surplus, to an affiliate. At December 31, 1995, the Bank had no such loans or advances to its affiliate.


NOTE C--RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The average amount of these reserve balances for the years ended December 31, 1995 and 1994 was approximately $811,000 and $787,000, respectively.


NOTE D--INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt securities are as follows:

                                 December 31, 1995
Securities                       Gross        Gross     Estimated
available-for-    Amortized   Unrealized   Unrealized     Fair
sale:               Cost         Gains       Losses       Value
                              (In thousands of dollars)

U.S. Treasury
  securities       $ 3,973      $    64      $     -     $ 4,037
U.S. Government
  agencies and
  corporations      10,781          199           48      10,932
Mortgage-backed
  securities and
  collateralized
  mortgage obliga-
  tions             24,635          357          117      24,875

                   $39,389      $   620      $   165     $39,844


                                 December 31, 1995
                                 Gross        Gross     Estimated
Securities held-  Amortized   Unrealized   Unrealized     Fair
to-maturity:        Cost         Gains       Losses       Value
                              (In thousands of dollars)

U.S. Government
  agencies and
  corporations     $ 3,463      $    46      $     -     $ 3,509
Obligations of
  states and
  political sub-
  divisions            995           17           46         966
Mortgage-backed
  securities and
  collateralized
  mortgage obliga-
  tions              7,885           22          116       7,791

                   $12,343      $    85      $   162     $12,266

Debt securities
  pledged to
  secure public
  funds and for
  other purposes   $ 4,116                               $ 4,058


                                 December 31, 1994
Securities                       Gross        Gross     Estimated
available-for-    Amortized   Unrealized   Unrealized     Fair
sale:               Cost         Gains       Losses       Value
                              (In thousands of dollars)

U.S. Treasury
  securities       $ 6,455      $     -      $   185     $ 6,270
U.S. Government
  agencies and
  corporations       2,199            -          292       1,907
Mortgage-backed
  securities and
  collateralized
  mortgage obliga-
  tions             26,218            -        1,657      24,561

                   $34,872      $     -      $ 2,134     $32,738





Securities held-to-
  maturity:

U.S. Government
  agencies and
  corporations     $ 6,981      $    14      $   201     $ 6,794
Obligations of
  states and
  political sub-
  divisions            499            -           87         412
Mortgage-backed
  securities and
  collateralized
  mortgage obliga-
  tions              6,248            -          646       5,602

                   $13,728      $    14      $   934     $12,808

Debt securities
  pledged to
  secure public
  funds and for
  other purposes   $ 3,214                               $ 3,149


The following is a summary of maturities of securities available-for-sale and held-to-maturity as of December 31, 1995:

                           Securities             Securities
                       available-for-sale      held-to-maturity
Contractual          Amortized   Estimated  Amortized   Estimated
maturities:            Cost     Fair Value    Cost     Fair Value

Due in one year or
  less                $ 2,807     $ 2,836    $     -     $     -
Due after one year
  through five
  years                15,249      15,375        959         976
Due after five years
  through ten years     1,704       1,721      7,764       7,632
Due after ten years    19,629      19,912      3,620       3,658

                      $39,389     $39,844    $12,343     $12,266


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Proceeds from sales of investments in debt securities during 1995 and 1994 were $12,790,000 and $19,976,000, respectively. Gross gains of $74,000 in 1995 and $111,000 in 1994, and gross losses of $124,000 in 1995 and $155,000 in 1994, were realized on those sales.

The Bank owns stock in the Federal Home Loan Bank of approximately $572,000 which was pledged to partially secure a line of credit totaling $6,204,000. Quarterly stock dividends are paid and the Federal Home Loan Bank will repurchase the stock at par if no advances are outstanding.


NOTE E--LOANS RECEIVABLE

Most of the Bank's loan customers are in Ascension Parish,
Louisiana and its adjacent parishes.  Loans, net of unearned
discount,   consisted  of  the  following  major   categories  at
December 31:

                                            1995       1994
                                        (In thousands of dollars)

Commercial, financial and agricultural     $27,327    $27,772
Real estate-mortgage                        20,210     20,586
Real estate-construction                     1,894      1,618
Installment                                 10,973     10,449
                                            60,404     60,425
Unearned income                               (831)      (755)
                                           $59,573    $59,670


Changes in the allowance for loan losses for the years ended
December 31, 1995 and 1994 were as follows:

                                            1995       1994
                                        (In thousands of dollars)

Balance at beginning of year               $ 1,525    $ 1,835
  Provision charged (credited) to
    operations                                  60       (250)
  Loans charged-off                           (219)      (174)
  Recoveries                                    51        114
Balance at end of year                     $ 1,417    $ 1,525


The Bank adopted Statement of Financial Accounting Standards number 114, "Accounting by Creditors for Impairment of a Loan," in 1995, which did not have a material effect on financial condition or the results of operations. At December 31, 1995, loans totaling $1,746,000 were specifically classified as impaired. Of the total impaired loans at December 31, 1995, $416,000 had a related allowance for loan losses of $104,000.
The average balance of these loans in 1995 was approximately $2,178,000. In 1995, interest income recognized on these loans was approximately $175,000. No commitments to loan additional funds to borrowers of impaired loans were outstanding at December 31, 1955.

Nonperforming loans at December 31, 1994, prior to the adoption of Statement 114, consist of nonaccrual loans, past due loans and restructured loans. Nonaccrual loans are loans on which interest recognition has been suspended until realized because of doubts as to the borrower's ability to repay principal or interest.
Past due loans are accruing loans that are contractually past due 90 days or more as to principal or interest. Restructured loans are loans whose terms have been modified, because of a deterioration in financial condition of the borrower, to provide for a reduction of either interest or principal payments. The following table summarizes the Company's nonperforming and restructured loans at December 31, 1994, in thousands of dollars:

      Nonaccrual loans                                 $  123
      Accruing loans past due 90
        days or more                                   $   23
      Restructured loans                               $1,076

In 1994, if nonaccrual loans had performed in accordance with their original terms, interest income would have increased by approximately $11,000. Interest collected and recognized as interest income on these loans in 1994 was $126,000.

In addition, at December 31, 1995 and 1994, the Bank had approximately $2,282,000 and $1,895,000, respectively, of loans which were contractually current and not considered impaired or nonperforming, but the borrowers were experiencing financial difficulties.


NOTE F--TRANSACTIONS WITH RELATED PARTIES

Loans have been made to directors, principal shareholders and executive officers and their associates. The balance of such loans at December 31, 1995 and 1994 was $5,091,000 and $5,542,000, respectively. During 1995, new loans of $755,000 were made and repayments of $1,206,000 were received. There were no nonaccrual, past due and other loans to related parties who are currently experiencing financial difficulties at December 31, 1995 and 1994.

At December 31, 1995 and 1994 related parties had deposit balances totaling approximately $4,016,000 and $3,587,000, respectively.

Consulting and other service fees amounting to approximately
$9,000 in 1995 and $9,000 in 1994 have been paid to business affiliates of certain directors.


NOTE G--FORECLOSED REAL ESTATE

Changes in the allowance for losses on foreclosed real estate for the years ended December 31 were as follows:

                                            1995       1994
                                        (In thousands of dollars)

Balance at beginning of year                $  50      $ 150
  Provision (credited) to operations          (40)      (100)
  Foreclosed real estate charged-down         (10)         -

Balance at end of year                      $   -      $  50


NOTE H--PREMISES AND EQUIPMENT

Premises and equipment at December 31 are summarized as follows:

                                            1995      1994
                                        (In thousands of dollars)

Land                                       $  334    $  334
Buildings and improvements                  4,072     4,022
Furniture and equipment                     1,240     1,155
  Total                                     5,646     5,511

Less accumulated depreciation and
  amortization                              3,357     3,151

Net                                        $2,289    $2,360


NOTE I--PENSION PLAN

In 1989, the Bank established a 401(k) profit sharing plan and trust ("cash or deferred arrangement"). Under the plan, all employees who were employed at January 1, 1989, the effective date, are eligible to participate. Other employees become eligible on the first January 1 or July 1 following their attaining age 21 and completing 3 months of service.
Participants may elect to defer from 1% up to 15% of their compensation as elective contributions. The Bank is not required to match employee contributions, but is permitted to make a discretionary contribution that would be allocated to all participants based on compensation. The Bank contributed $30,000 to the plan in 1995. No contributions were made by the Bank in 1994.


NOTE J--INCOME TAXES

The components of income tax expense for each of the two years ended December 31 were:





                                             1995      1994
                                        (In thousands of dollars)

Current                                     $   93    $   66
Deferred                                     1,137     1,185

                                            $1,230    $1,251


The applicable federal income tax expense for financial reporting purposes differed from the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes for the following principal reasons:

                                  1995                1994
                             Amount    Rate      Amount    Rate
                                  (In thousands of dollars)

Taxes at statutory rates     $1,306    34.0 %    $1,318    34.0 %
Tax-exempt income               (23)   (0.6)%       (15)   (0.4)%
Nondeductible expenses            7     0.2 %         5     0.1 %
Alternative minimum tax          93     2.4 %        66     1.7 %
(Increase) decrease in tax
  credits carryforward         (153)   (4.0)%      (123)   (3.1)%
                             $1,230    32.0 %    $1,251    32.3 %


At December 31, 1995 and 1994, a net deferred tax asset of $794,000 and $2,811,000 was recorded which consisted of:

                                             1995      1994
                                        (In thousands of dollars)

Net unrealized (appreciation) deprecia-
  tion on available-for-sale securities     $ (154)   $  726
Tax net operating loss carryforward            853     2,032
Provision for real estate losses                73       160
Provision for loan losses                     (161)     (181)
Depreciation expense                          (118)     (107)
Credits carryforward                           329       182
Other                                          (28)       (1)

                                            $  794    $2,811


A valuation allowance of $14,000 and $167,000 at December 31,1995 and 1994 was recorded to reduce the deferred tax asset related to the carryforward of tax credits due to expire in future years.

At December 31, 1995, the Company had available net operating loss carryforwards of approximately $2,509,000 which, if not used, will expire as follows: 2005 - $1,071,000 and 2006 -
$1,438,000.


NOTE K--CREDIT ARRANGEMENTS

Pursuant to unsecured line of credit agreements for short-term borrowings with certain banks, the Company may borrow up to $5,400,000 on such terms as the Company and the banks mutually agree. At December 31, 1995, $5,400,000 remained available to the Company.

Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), the Company may borrow up to $6,204,000, which represents 65% of the Bank's first mortgage loans, in advances secured by FHLB stock, cash and interest-bearing deposits in FHLB and qualifying first mortgage collateral. FHLB advances may be short-term or long-term, and they may have either fixed or floating interest rates. The Company had $3,260,000 in outstanding advances from the FHLB at December 31, 1995 and $3,410,000 at December 31, 1994. Principal and interest is due monthly at an average weighted interest rate of 6.38%. Annual principal repayment requirements are:

              1996                              $  160,000
              1997                                 170,000
              1998                                 181,000
              1999                                 193,000
              2000                                 206,000
            Thereafter                           2,350,000

                                                $3,260,000


NOTE L--BANK OF GONZALES HOLDING COMPANY, INC. (PARENT COMPANY
        ONLY) FINANCIAL INFORMATION

Statements of Financial Condition

                                              December 31,
                                            1995       1994
                                        (In thousands of dollars)

ASSETS
  Cash                                     $     5    $     5
  Investment in Bank of Gonzales, at
    equity                                  12,191     10,797
  Deferred tax asset                           240        240
  Dividends receivable                         190        190

       Total assets                        $12,626    $11,232


LIABILITIES
  Dividends payable                        $   190    $   190
  Other liabilities                              1          -

       Total liabilities                       191        190

SHAREHOLDERS' EQUITY
  Common Stock                              13,227     13,227
  Retained earnings (deficit)                 (606)      (292)
  Less treasury stock, at cost                (485)      (485)
  Net unrealized appreciation (deprecia-
    tion) on available-for-sale securi-
    ties of subsidiary, net of taxes           299     (1,408)

       Total shareholders' equity           12,435     11,042

       Total liabilities and sharehold-
         ers' equity                       $12,626    $11,232


Statements of Income

                                        Years Ended December 31,
                                             1995      1994
                                        (In thousands of dollars)

Income
  Dividends from bank subsidiary            $2,925    $2,924

Expenses                                         1         -

Income before equity in undistributed
  income of subsidiary                       2,924     2,924
Equity in undistributed income
  of Bank of Gonzales                         (313)     (298)

                          Net income        $2,611    $2,626


Statements of Cash Flows
                                        Years ended December 31,
                                            1995       1994
                                        (In thousands of dollars)

Cash flows from operating activities
  Net income                               $ 2,611    $ 2,626
  Adjustments to reconcile net income
    to net cash provided by operating
    activities
      Equity in undistributed net income
        of bank                                313        298
      Deferred tax benefit                       -         (5)
      Increase in dividends receivable           -        (50)
      Increase in other liabilities              1          -

  Net cash provided by operating activi-
    ties                                     2,925      2,869

Cash flows from investing activities             -          -

Cash flows from financing activities
  Proceeds from sales of treasury stock          -         27
  Purchases of treasury stock                    -        (19)
  Dividends paid                            (2,925)    (2,874)

  Net cash (used) by financing activities   (2,925)    (2,866)

Net increase in cash and cash equivalents        -          3

Cash and cash equivalents, beginning of
  year                                           5          2

Cash and cash equivalents, end of year     $     5    $     5


NOTE M--STOCK OPTION AGREEMENT

In 1991 and 1992 the Company granted to all senior vice presidents (4 persons) an option to purchase up to 2,500 shares of common stock each of Bank of Gonzales Holding Company, Inc. at an exercise price equal to the book value of such shares on December 31, 1988. These options are not transferable and became exercisable in 1992 upon attainment of an $8.00 per share book value of stock and the termination of the Cease and Desist Order by FDIC. During 1994, 3,500 shares were exercised at $4.32 per share.

The following is a summary of transactions for the year ended
December 31, 1994:

      Shares Under Option                               1994

      Outstanding, beginning of year                    3,500
      Granted during the year                               -
      Exercised during the year                         3,500
      Canceled during the year                              -
      Outstanding, end of year                              -
      Exercisable, end of year                              -


NOTE N--FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve credit risk in excess of the amounts recognized in the balance sheets. The Bank's exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amounts of the instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheets instruments, including collateral or other security to support the financial instruments.

At December 31, 1995 and 1994, commitments to extend credit totaled $5,873,000 and $5,485,000, respectively. These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 1995 and 1994, commitments under standby letters of credit totaled $210,000 and $98,000, respectively. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The estimated fair values of the Company's financial instruments at December 31, 1995 are as follows:

                                            Carrying       Fair
                                             Amount        Value
                                         (In thousands of
dollars)

Financial assets:
      Cash and due from banks               $  5,068     $  5,068
      Federal funds sold                       2,634        2,634
      Interest-bearing deposits in banks       1,300        1,300
      Securities                              52,759       52,682
      Loans receivable                        58,156       59,315

Financial liabilities:
      Deposits                               108,180      108,026
      Federal Home Loan Bank advance           3,260        3,304

Unrecognized financial instruments:
      Commitments to extend credit                 -           19
      Standby letters of credit                    -            1


The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash, due from banks, federal funds sold, and interest-bearing deposits in banks. The carrying amount is a reasonable estimate of fair value.

Securities. Fair value is based on quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans receivable. The fair value is estimated by discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits. The fair value of demand, savings, NOW and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank advance. Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to extend credit and standby letters of credit. The fair value is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.


NOTE O--OTHER EXPENSES

Other expenses for the years ended December 31 were:

                                             1995      1994
                                        (In thousands of dollars)

     Advertising                            $  148    $   73
     Director fees                             116       110
     Postage, freight, express                 116       102
     Office supplies                           115       102
     FDIC and State assessments                140       247
     Bank shares tax                           109       184
     Other                                     765       712
                                             $1,509    $1,530


NOTE P--CONTINGENCIES

The Bank has entered into agreements with its senior officers (total of four persons) that, should the Bank terminate their employment for any reason, other than for cause, death or permanent disability, within two years after a change in control, each would be entitled to a lump sum payment of twice their annual compensation reduced by amounts paid by the Bank after a change in control. In addition, should the president of the Bank be terminated, other than for cause, death, or permanent disability, prior to December 31, 1998, the Bank would be obligated to pay as severance pay the present value of the remaining salary due him through December 31, 1998 in the form of a lump sum.



NOTE Q--DEPOSITS

At December 31, 1995, the scheduled maturities of time deposits, in thousands of dollars, are as follows:

            1996                                      $34,872
            1997                                       10,163
            1998                                          634
            1999                                          110
                                                      $45,779


NOTE R--REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to average assets, as defined. Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1995, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a total risk-based capital ratio of 10% or higher, Tier 1 risk-based capital ratio of 6% or higher, and Tier 1 leverage capital ratio of 5% or higher. No conditions or events have occurred since that notification that management believes have changed the Bank's category.


NOTE S--SUBSEQUENT EVENTS

On January 18, 1996, the Company's Board of Directors voted to merge the Company with Deposit Guaranty Corporation (the "Acquiror") of Mississippi. The Bank will become a branch of a subsidiary owned by the Acquiror, and shareholders of the Company will receive approximately 1.17 shares of the Acquiror's common stock in exchange for each share of their Company common stock. The merger is subject to the approval of the Company's shareholders and appropriate regulatory authorities. Such approval is expected by June, 1996.


NOTE T--IMPAIRMENT OF LONG-LIVED ASSETS

The Company will adopt Statement of Financial Accounting Standards number 121 (FASB 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. FASB 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that an impairment loss be recognized if the sum of the future cash flows from the use of the asset is less than the carrying amount. Management expects that the adoption of FASB 121 in 1996 will result in a charge to operations of approximately $190,000 related to the carrying amount of certain Bank premises.

Item 8. - Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure
None.


PART III


Item 9. - Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act

The following table sets forth certain information with respect to each director of the Company. All current directors are also directors of the Bank of Gonzales, the Company's sole subsidiary
(the "Bank"). Unless otherwise indicated, each person has been engaged in the principal occupation listed below for the past five years.

                                                         First
                                                        Elected
         Name            Age   Principal Occupation   Director(1)

Class I Directors
(term expires in 1996):

John P. Casey, Jr.       68    Retired Auto Retailer     1958

Phillip A. Lewis, Jr.,
  PhD                    63    President, Manager and    1991
                               Chairman of J&R Enter-
                               prises, Inc. (struc-
                               tural pest control
                               services)

Gayle P. Robert(5)       57    Co-Owner and Officer,     1991
                               Roland J. Robert Dis-
                               tributors, Inc. Robert
                               Brothers, Inc., Super
                               Stop, Inc., Robert
                               Tire, Inc. (Petroleum
                               Distributing and Retail
                               Convenience Stores)

Cynthia S. Stafford      48    Real Estate Broker and    1991
                               Appraiser; Owner and
                               President, Eastbank
                               Realty, Inc.

Elaine S. Neese          61    Realtor, DSK Realty       1995




Class II Directors
(term expires in 1997):

John F. Fraiche, M.D.    45    Physician                 1994

Rosa B. Jackson          55    Principal - George        1994
                               Washington Carver
                               Primary School

Randal J. Robert(5)      34    Attorney, Kantrow,        1994
                               Spaht, Weaver, Blitzer,
                               A Professional Law Cor-
                               poration(6)

Class III Directors
(term expires in 1998):

Earl D. Dixon            84    Chairman Emeritus of      1955
                               Company and the Bank(2)

D. Dale Gaudet           60    President and Chief       1988
                               Executive Officer of
                               the Company and the
                               Bank

Roy L. Marchand, Jr.     65    Chairman of the Company   1963
                               and the Bank; Owner,
                               Roy Marchand & Son
                               (retail seafood and res-
                               taurant)

Eric W. St. Amant        56    Pharmacist, Baton Rouge   1976(3)
                               General Medical Center

(1) The Company was formed and became the Bank's sole shareholder in 1983, at which time all directors of the Bank became directors of the Company. Dates prior to 1983 reflect service as a director of the Bank.

(2) Mr. Dixon served as Chairman of the Company and the Bank from September 28, 1988 to May 23, 1990.

(3) Mr. St. Amant was not a director of the Company between 1989 and 1994.

(4) During 1992, Mr. Casey was office manager and controller of Capitol Buick-GMC Trucks, Inc. Prior to January 1992, Mr.
     Casey served as General Manager of Miller-Terrell, Inc.
     (auto retailer).

(5)  Randal Robert and Gayle Robert are cousins.

(6) Mr. Robert has been an attorney with Kantrow, Spaht, Weaver, Blitzer, A Professional Law Corporation, since graduating from Louisiana State University School of Law in
      1992.


The principal executive officers of the Company and the Bank as of March 15, 1996 are as follows, all of whom serve one year terms in such capacities:

      Name           Age              Position & Office

D. Dale Gaudet       60     Chief Executive Office of the Bank
                            since March 1988 and President of the
                            Bank since September 1988; President
                            of the Company since March 1989; a
                            member of the Board of Directors
                            since June 1988

Rachel P. Cherco     36     Senior Vice President since 1990;
                            Treasurer of the Company since 1991

James H. May, Jr.    51     Senior Vice President of the Bank
                            since 1989; Vice President of the
                            Company since 1991

Ida N. Reine         47     Senior Vice President of the Bank
                            since 1990; Secretary of the Company
                            since 1991

Donald C. Kuehn      50     Senior Vice President of the Bank and
                            Vice President of the Company since
                            February, 1996


Item 10. - Executive Compensation

Summary of Compensation

The following table provides certain information regarding the compensation of Mr. D. Dale Gaudet, President and Chief Executive Officer of the Company and the Bank, for each of the preceding three years. No other executive officer earned $100,000 or more in any of the three years covered by the table.

                   Summary Compensation Table

                                     Annual Compensation
        Name and                                     Other Annual
   Principal Position       Year   Salary    Bonus   Compensation

D. Dale Gaudet, President   1995  $105,395  $38,834   $16,221(1)
  and Chief Executive       1994   100,019   38,256    13,433
  Officer                   1993    88,131    8,813    13,630



(1) Includes $5,500 of director compensation, $3,715 of term life insurance premiums, and $7,006 allocated for personal use of the Bank's automobile.

Employment Agreement

The Bank has an employment agreement with Mr. Gaudet that provides, among other things, a minimum annual salary of $100,000, participation in the Bank's employee benefit plans and use of an automobile. If Mr. Gaudet is terminated without cause, he will be entitled to receive certain severance benefits, including an amount equal to the present value (using a 5% discount rate) of the remaining salary due under the term of the agreement, which expires on December 31, 1997.

Director Compensation

Directors of the Company do not receive fees for attending the Company's Board meetings. The Chairman of the Board of Directors of the Bank receives a monthly retainer of $500 and each other director of the Bank receives a $250 monthly retainer. Each director, except Mr. Gaudet, also receives $250 for each meeting of the Bank's Board attended and $150 for each committee meeting attended. In 1995, all directors had the option to participate in the Bank's health insurance plan and received an additional cash payment of $2,500 pursuant to the Company's Bonus Plan.


Item 11. - Security Ownership of Certain Beneficial Owners and
           Management

The following table sets forth information regarding ownership of the Common Stock as of March 1, 1996 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) the Company's President and Chief Executive Officer, D. Dale Gaudet (who is also a director), and (iv) all of the directors and executive officers of the Company as a group, determined in accordance with Rule 13d-3 under the Securities and Exchange Act of 1934. Unless otherwise indicated, the Common Stock is held with sole voting and investment power.

      Name and Address of         Amount and Nature of    Percent
       Beneficial Owner           Beneficial Ownership   of Class

John P. Casey, Jr.
9166 West Pomona Drive
Baton Rouge, Louisiana 70815            13,772(1)          2.54%

Earl D. Dixon
38265 Highway 42
Prairieville, Louisiana 70769            5,720(2)          1.06%


John F. Fraiche, M.D.
2647 S. Riverview Blvd.
Gonzales, Louisiana 70737                  225               *

D. Dale Gaudet
1607 Sharp Road
Baton Rouge, Louisiana 70815            26,507(3)          4.89%

Rosa B. Jackson
P. O. Box 51
Gonzales, Louisiana 70707-0051             225               *

Phillip A. Lewis, Jr., PhD
P. O. Box 191
Gonzales, Louisiana 70707-0191           6,600(4)          1.22%

Roy L. Marchand, Jr.
624 N. Burnside Avenue
Gonzales, Louisiana 70737               12,275(5)          2.27%

Matthew G. McKay
18332 N. Mission Hills
Baton Rouge, Louisiana 70810            35,544             6.56%

Elanie S. Neese
2239 South Evergreen Avenue
Gonzales, Louisiana 70737               68,820            12.71%

John B. Noland
Suite 2424
One American Place
Baton Rouge, Louisiana 70825            37,702             6.96%

Gayle P. Robert
12096 W. Main Street
Gonzales, Louisiana 70737                2,938(6)            *

Randal J. Robert
42215 Weber City Road
Gonzales, Louisiana 70737                  367(7)            *

Eric W. St. Amant
P. O. Box 1273
Gonzales, Louisiana 70707               17,040(8)          3.15%

Penrose C. St. Amant
P. O. Box 128
Gonzales, Louisiana 70707-0128          48,878(9)          9.02%

Cynthia S. Stafford
2008 S. Burnside Avenue
Gonzales, Louisiana 70737-4637           5,044               *


All directors and executive
officers as a group (15 persons)       165,115            30.49%

* Less than 1%

(1) Includes 13,222 shares as to which Mr. Casey shares voting and investment power.

(2) Includes 400 shares as to which Mr. Dixon shares voting and investment power.

(3) Includes 25,911 shares as to which Mr. Gaudet shares voting and investment power.

(4) Includes 6,050 shares as to which Mr. Lewis shares voting and investment power.

(5) Includes 2,511 shares as to which Mr. Marchand shares voting and investment power.

(6) Includes 754 shares as to which Mr. G. Robert shares voting and investment power.

(7) Includes 142 shares as to which Mr. R. Robert shares voting and investment power.

(8) Includes 440 shares as to which Mr. E. St. Amant shares voting and investment power.

(9) Includes 3,922 shares as to which Mr. P. St. Amant shares voting and investment power.


Item 12. - Certain Relationships and Related Transactions

Certain Transactions

The Company's directors and executive officers and their affiliates are customers of, and certain of them have loans with the Bank in the ordinary course of business. In the opinion of management all loans to such persons were made, and since made have remained outstanding on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons and did not involve when made, and have not involved since the time they were made, more than the normal risk of collectibility or present other unfavorable features.

Item 13. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     (2)    Definitive merger agreement with Deposit Guaranty
            Corporation

     (3a) Articles of Incorporation of the Company (filed with the Commission as Exhibit 4 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended
            March 31, 1992 and incorporated herein by reference)

     (3b) By-laws of the Company (filed with the Commission with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

     (10a) Employment Agreement dated January 20, 1995, by and between the Bank and D. Dale Gaudet (filed with the Commission with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

     (10d) Contingent Severance Agreement dated January 20, 1995, by and among the Company and its executive officers (filed with the Commission with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994 and incorporated herein by reference)

     (22)   List of Subsidiaries (filed with the Commission as
            Exhibit 22 to the Company's Annual Report on Form
            10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference)

     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

     None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Bank of Gonzales Holding Company, Inc.



March 28, 1996             By:            s/D. Dale Gaudet
                                           D. Dale Gaudet
                                       President and Director



March 28, 1996             By:          s/Rachel P. Cherco
                                         Rachel P. Cherco
                              Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

March 28, 1996

Signature                        Title

s/Roy L. Marchand, Jr.           Director and Chairman of the
Roy L. Marchand, Jr.             Board


s/D. Dale Gaudet                 President and Director
D. Dale Gaudet                   (Principal executive officer)


s/John P. Casey, Jr.           Director
John P. Casey, Jr.


s/Earl D. Dixon                Director
Earl D. Dixon


s/Cynthia S. Stafford          Director
Cynthia S. Stafford


s/Gayle P. Robert              Director
Gayle P. Robert


s/Phillip A. Lewis, Jr.        Director
Phillip A. Lewis, Jr.


s/Eric W. St. Amant            Director
Eric W. St. Amant


s/Randal J. Robert             Director
Randal J. Robert


s/John F. Fraiche              Director
John F. Fraiche


s/Rosa B. Jackson              Director
Rosa B. Jackson


s/Elaine S. Neese              Director
Elaine S. Neese