Form 10QSB
period 1996-03-31
BANK OF GONZALES HOLDING CO INC
filed 1996-05-02
CIK 718907

U. S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549



                           FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES AND EXCHANGE ACT OF 1934



         For Quarter Ended          Commission File Number
          March 31, 1996                   0-12979


             Bank of Gonzales Holding Company, Inc.
(Exact name of small business issuer as specified in its charter)


          Louisiana                          72-0967503
(State or other jurisdiction      (I.R.S. Employer Identification
     of incorporation or                      Number)
        organization)


         P. O. Box 1089, Gonzales, Louisiana  70707-1089
            (Address of principal executive offices)


Issuer's telephone number, including area code  504 / 621 - 7200


      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                     Yes ( X )     No (   )


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                             Number of
Class of Common Stock    Shares Outstanding           As of

Common, No Par Value           541,611           April 24, 1996

             BANK OF GONZALES HOLDING COMPANY, INC.


                              INDEX


PART I--FINANCIAL INFORMATION

     Consolidated Statements of Financial Condition -
       March 31, 1996 and December 31, 1995

     Consolidated Statements of Income - Three Months
       Ended March 31, 1996 and 1995

     Consolidated Statements of Cash Flows - Three
       Months Ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations


PART II--OTHER INFORMATION

     Item 1  Legal Proceedings

     Item 6  Exhibits and Reports on Form 8-K

Signatures

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - (Unaudited)

                                         March 31,   December 31,
                                           1996          1995
                                        (In thousands of dollars)
ASSETS
  Cash and due from banks                $  4,611      $  5,068
  Federal funds sold                        1,239         2,634
        Cash and cash equivalents           5,850         7,702

  Interest-bearing deposits in banks        1,000         1,300

  Securities available-for-sale, at
    fair value                             40,027        40,416
  Securities held-to-maturity, fair
    values of $16,140 at March 31,
    1996 and $12,266 at December 31,
    1995                                   16,346        12,343

  Loans receivable, net of allowance
    for loan losses of $1,371 at
    March 31, 1996 and $1,417 at
    December 31, 1995                      58,253        58,156

  Premises and equipment                    2,068         2,289
  Foreclosed real estate                      310           290
  Accrued interest receivable                 746           788
  Deferred tax asset                          863           794
  Other assets                                386           357

        Total assets                     $125,849      $124,435

LIABILITIES
  Deposits
    Noninterest-bearing demand deposits $ 21,650 $ 21,651 Interest-bearing demand, NOW's and
      MMDA's                               19,318        20,039
    Savings                                21,353        20,711
    Time deposits $100,000 and more         7,595         7,085
    Other time deposits                    39,581        38,694
        Total deposits                    109,497       108,180

  Advance from Federal Home Loan Bank       4,218         3,260
  Accrued interest payable                    251           201
  Other liabilities                           539           359
        Total liabilities                 114,505       112,000

SHAREHOLDERS' EQUITY
  Common stock, no par value -
    10,000,000 shares authorized,
    561,801 shares issued and out-
    standing at March 31, 1996 and
    December 31, 1995                      13,227        13,227
  Retained earnings (deficit)              (1,435)         (606)
  Treasury stock, at cost - 20,190
    shares                                   (485)         (485)
  Unrealized appreciation on securities
    available-for-sale, net of tax of
    $19 at March 31, 1996 and $154 at
    December 31, 1995                          37           299
        Total shareholders' equity         11,344        12,435

        Total liabilities and share-
          holders' equity                $125,849      $124,435

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME - (Unaudited)


                                     Three Months Ended March 31,
                                           1996        1995
                                       (In thousands of dollars,
                                        except per share data)

Interest income
  Loans receivable                       $  1,578    $  1,594
  Taxable investment securities               841         804
  Tax-exempt investment securities             14           5
  Federal funds sold                           40          13
  Interest-bearing deposits in other
    banks                                      17           4
  Other                                         -           1

      TOTAL INTEREST INCOME                 2,490       2,421

Interest expense
  Deposits                                    771         703
  Other                                        63          57

      TOTAL INTEREST EXPENSE                  834         760

      NET INTEREST INCOME                   1,656       1,661

Provision for loan losses                      12          10

      NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES           1,644       1,651

Other income
  Service charges on deposit accounts         290         290
  Other service charges and fees               11          12
  Other                                        34          32

      TOTAL OTHER INCOME                      335         334

Other expense
  Salaries and employee benefits              652         484
  Net occupancy expense                        83          77
  Equipment expense                            77          80
  Loss on impaired assets                     179           -
  Net cost of operation of foreclosed
    real estate                                 3           3
  Investment securities (gains) losses        (29)         68
  Other                                       349         365

      TOTAL OTHER EXPENSE                   1,314       1,077

Income before income taxes                    665         908
Income tax expense                            221         306

      NET INCOME                         $    444    $    602

Net income per common share--based on
  weighted average number of shares
  outstanding of 541,611                 $   0.82    $   1.11

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)


                                     Three Months Ended March 31,
                                           1996        1995
                                       (In thousands of dollars)

Cash flows from operating activities
  Net income                             $    444    $    602
  Adjustments to reconcile net income
    to net cash provided by operating
    activities -
      Deferred tax expense                     66         293
      Provision for loan losses                12          10
      Depreciation and amortization            47          58
      Net amortization (accretion) of
        investment securities                  (8)          3
      Loss (gain) on sales of investment
        securities                            (29)         68
      Loss on impaired assets                 179           -
      Decrease in interest receivable          42           1
      (Increase) in other assets              (29)        (35)
      Increase in interest payable             50          37
      (Decrease) increase in other
        liabilities                           180         (52)

Net cash provided by operating activities     954         985

Cash flows from investing activities
  Sales of securities available-for-
    sale                                    2,678       3,011
  Maturities of securities available-
    for-sale                                1,675         306
  Maturities of securities held-to-
    maturity                                  683         309
  Purchase of securities available-for-
    sale                                   (4,831)     (5,342)
  Purchase of securities held-to-maturity  (4,179)          -
  Proceeds from sales of foreclosed real
    estate                                      -          84
  (Increase) in loans                        (129)     (1,135)
  (Increase) decrease in interest-bearing
    deposits                                  300        (300)
  Purchase of premises and equipment           (5)        (37)

Net cash (used) by investing activities    (3,808)     (3,104)

Cash flows from financing activities
  Increase in deposits                      1,317       1,282
  Dividends paid                           (1,273)       (190)
  (Decrease) increase in F.H.L.B.
    advance                                   958         (36)

Net cash provided by financing activities   1,002       1,056

Net (decrease) in cash and cash
  equivalents                              (1,852)     (1,063)
Cash and cash equivalents, beginning of
  year                                      7,702       5,584

Cash and cash equivalents, end of
  quarter                                $  5,850    $  4,521

Cash paid for income taxes               $      8    $     16

Cash paid for interest expense           $    784    $    723

Foreclosed real estate acquired in
  satisfaction of loans                  $     20    $     13

BANK OF GONZALES HOLDING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Unaudited)


(1) The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest annual report on Form 10-KSB. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ended December 31, 1996.

(2) On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Statement No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of an impairment loss on these assets is based on fair value. In addition, long-lived assets and certain identifiable intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less costs to sell. The adoption of this statement resulted in a charge to operations for the quarter ended March 31, 1996 of $179,000 related to certain premises held and used by the Bank subsidiary. An appraisal of the property indicated a significant decrease in the market value. The impairment loss is based on the appraised value.

(3) On January 18, 1996, the Company's Board of Directors voted to merge the Company with Deposit Guaranty Corporation (the "Acquiror") of Mississippi. The Bank will become a branch of a subsidiary owned by the Acquiror, and shareholders of the Company will receive approximately 1.17 shares of the Acquiror's common stock in exchange for each share of their Company common stock. The merger is subject to the approval of the Company's shareholders and appropriate regulatory authorities. Such approval is expected by June, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For a comprehensive review of financial condition and results of operations of Bank of Gonzales Holding Company, Inc. (the Company), this discussion and analysis should be reviewed along with the information and financial statements presented elsewhere in this report. The Company is a one-bank holding company whose sole subsidiary is Bank of Gonzales (the Bank).


FINANCIAL CONDITION

The Company's total assets increased during the first three months of 1996 from $124,435,000 to $125,849,000, a $1,414,000 or
1.1% increase. In order to better understand the reasons for the overall increase in total assets, and likewise, in liabilities and shareholders' equity, this discussion will focus on changes in the significant components of the Company's statement of financial condition.

Cash and due from banks at March 31, 1996 and December 31, 1995 were $4,611,000 and $5,068,000, respectively, a decrease of $457,000 or 9.0%. As the largest nonearning asset, management closely monitors the level of cash on hand and in correspondent banks as part of the overall asset/liability strategy. In connection with its asset/liability management, the Bank sells excess funds to other banks in the form of federal funds transactions. Federal funds sold at March 31, 1996 and December 31, 1995 were $1,239,000 and $2,634,000, respectively, a
$1,395,000 or 53.0% decrease.

Investment securities were $56,373,000 at March 31, 1996 and included $40,027,000 which were available-for-sale and $16,346,000 which were held-to-maturity. At December 31, 1995, securities available-for-sale and held-to-maturity totaled $40,416,000 and $12,343,000, respectively. Under FASB 115, available-for-sale securities are required to be adjusted and carried at their fair values, with a corresponding increase or decrease recorded as an unrealized gain or loss in shareholders' equity, net of any income tax effects. At December 31, 1995, the total unrealized gain on available-for-sale securities was $453,000 before any income tax effects. After netting deferred income taxes of $154,000 against this unrealized gain, a $299,000 net unrealized gain was recorded in shareholders' equity. During the first quarter of 1996, as interest rates increased slightly, the unrealized gain was reduced and totaled $56,000 at March 31, 1996. After netting a deferred income tax of $19,000 against this figure, a $37,000 net unrealized gain was recorded in shareholders' equity.

Investment securities which are considered as held-to-maturity are carried at their amortized costs and were $16,346,000 and $12,343,000 at March 31, 1996 and December 31, 1995,
respectively. The fair values of held-to-maturity securities were $16,140,000 at March 31, 1996, a $206,000 unrealized loss, and $12,266,000 at December 31, 1995, a $77,000 unrealized loss. The values of these securities also decreased as a result of the slight rise in interest rates.

The Company's primary use of funds is for loan demand. Loans outstanding at March 31, 1996 and December 31, 1995, net of unearned income, were $59,624,000 and $59,573,000, respectively, an increase of $51,000 or 0.1%. Management expects loans to continue to increase due to the continued strong economic environment and the Bank's aggressive marketing strategies.

Nonaccrual loans, which are loans on which interest recognition has been suspended until received because of doubts as to the borrowers' ability to repay principal or interest, were $215,000 at March 31, 1996 and $299,000 at December 31, 1995. Problem loans are loans for which payments are presently current, but the borrowers are experiencing financial difficulties. Loans classified as problem loans totaled $2.3 million at March 31, 1996 and December 31, 1995. No related parties had any nonaccrual, past due, or problem loans at March 31, 1996 and December 31, 1995.

The allowance for possible loan losses was $1,371,000 at March 31, 1996 and $1,417,000 at December 31, 1995. This $46,000
decrease is the result of a $12,000 addition to the allowance for the first three months of 1996 and net loan charge-offs of $58,000. Management believes that the allowance for possible loan losses as of March 31, 1996 is adequate.

The net deferred tax asset was $794,000 at December 31, 1995 and $863,000 at March 31, 1996. This increase of $69,000 consisted of a $66,000 deferred income tax expense for the three months ended March 31, 1996, and a decrease in the deferred tax liability applicable to the aforementioned unrealized gain on available-for-sale securities, which was $154,000 at year-end 1995 and $19,000 at March 31, 1996, a $135,000 decrease.

The increase in deposits of $1,317,000 consisted of an increase in time deposits of $1,397,000, a 3.1% increase, and a decrease in demand, savings, NOW's and MMDA's of $80,000, or 0.1%.

Additional advances from the Federal Home Loan Bank to fund long-term residential mortgages were received in the first quarter of 1996. The total advances payable to the Federal Home Loan Bank were $4,218,000 and $3,260,000 at March 31, 1996 and December 31,
1995, a net increase of $958,000.

Shareholders' equity decreased by $1,091,000 during the first quarter of 1996 from $12,435,000 at year-end 1995 to $11,344,000 at March 31, 1996. This decrease was the result of a decrease in the net unrealized gain on investment securities available-for-sale, as discussed above, of $262,000, and an increase of $829,000 in the retained earnings deficit. The retained earnings deficit at year-end 1995 of $606,000 increased to $1,435,000 at March 31, 1996 through net income of $444,000 and dividends declared of $1,273,000.


RESULTS OF OPERATIONS

Net income for the first quarter of 1996 was $444,000 or $0.82 per average share outstanding. Net income for the first quarter of 1995 was $602,000 or $1.11 per average share outstanding. This $158,000 decrease in 1996 as compared to 1995 is due to changes in several areas as follows:

Net interest income is the Company's principal source of revenue and is measured by the difference between interest income earned on loans and investments and interest expense incurred on deposits and other borrowings. The Company's net interest income for the first three months of 1996 decreased by only $5,000 as compared to the same period in 1995. With careful monitoring of interest-earning assets and interest-bearing liabilities through its asset/liability management program, management is able to adjust for any changes in interest rates in order to maximize profits during periods of favorable (i.e. anticipated) movements in rates, and minimize adverse effects during periods of unfavorable (i.e. unanticipated) movements in rates.

The provision for possible loan losses replenishes the allowance for possible loan losses to a level that is considered adequate by management to absorb potential losses. The adequacy of the allowance is determined through an evaluation of the loan portfolio, loan loss experience, and economic conditions. The provision for the three months ended March 31, 1996 and 1995 was $12,000 and $10,000.

Total other income was $335,000 and $334,000 for the three months ended March 31, 1996 and 1995, respectively. Total other expense was $1,314,000 and $1,077,000 for the quarters ended March 31, 1996 and 1995, respectively, a $237,000 increase. Salaries and employee benefits, a component of total other expense, increased by $168,000 due primarily to the severance of a senior officer of the Bank. The officer's contingent severance agreement required the Bank to pay him twice his annual salary upon his release following a change in control. The change in control came about when the Company's Board of Directors voted to merge with Deposit Guaranty Corporation of Mississippi. The merger is subject to shareholder and regulatory approval which is expected by June, 1996. Another component of total other expense is the loss on impaired assets. As a result of adopting FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recognized a loss of $179,000 related to certain premises held and used by the Bank.

Income tax expense for the quarters ended March 31, 1996 and 1995 was $221,000 and $306,000, respectively, a decrease of $85,000. The deferred expense portion of income tax expense was $66,000 in 1996 and $293,000 in 1995. The current expense portion of $155,000 in 1996 and $13,000 in 1995 represents an estimate of the alternative minimum tax to be paid with the filing of the Federal income tax returns.

PART II--OTHER INFORMATION


Item 1.   Legal Proceedings

          Legal proceedings involving the Bank are limited to proceedings arising from normal business activities, none of which are considered material.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Part II Exhibits:

               (27) Financial Data Schedule

          (b) The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BANK OF GONZALES HOLDING COMPANY, INC.



                           s/D. Dale Gaudet
                           D. Dale Gaudet, President



Date:May 2, 1996           s/Rachel P. Cherco
                           Rachel P. Cherco, Controller